Form 10-K
period 1995-10-31
BASE TEN SYSTEMS INC
filed 1996-01-29
CIK 10242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995            COMMISSION FILE NO. 0-7100

                             BASE TEN SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    NEW JERSEY                         22-1804206
          (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

               ONE ELECTRONICS DRIVE
                TRENTON, NEW JERSEY                       08619
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 586-7010

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                ON WHICH REGISTERED

               Class A Common Stock              Nasdaq National Market
               Class B Common Stock                      Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of December 31, 1995, 7,244,495 shares of Class A Common Stock and 458,474 shares of Class B Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $77,671,088 and $2,722,499, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Certain portions of the Proxy Statement for the 1996
       Annual Meeting of Shareholders are incorporated by reference into
                            Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

     GENERAL. Base Ten Systems, Inc. ("Base Ten" or the "Company") is engaged in the design and manufacture of electronic systems employing safety critical software for defense markets and the development of commercial applications focused on batch processing control, medical screening and image processing software. The Company also manufactures defense products to specifications for prime government contractors and designs and builds proprietary electronic systems for use in secure communications by various U.S. government agencies.

     Specialization in extreme reliability defense products has enabled the Company to develop expertise in the field of safety critical technology dedicated to the prevention of performance errors. Operations in this environment during the last two decades have also provided experience in developing advanced quality control procedures for products meeting stringent government standards as well as familiarity with complex government regulations and agency procedures. Over the last several years, Base Ten has redirected resources to decrease its historical dependence on defense contracting and has concentrated on commercial products for highly regulated industries, relying on the same safety critical techniques developed in its traditional businesses. While the Company's nondefense programs involve major potential markets, the resulting products are still primarily developmental and may not succeed in reaching their potential.

     CHANGE IN BUSINESS DIRECTION. Since 1976, the Company's principal business has been the development of weapons control systems for the West German and Italian versions of the Tornado multirole combat aircraft and, more recently, for the U.S. Department of Defense. Beginning in 1990, Base Ten experienced sharp declines in sales and profitability resulting from significant reductions in military defense expenditures. In response to these conditions, the Company implemented a plan for redeployment of its resources and reduction of its fixed costs. Under this program, various operations were discontinued, and the Company's labor force was substantially reduced. At the same time, Base Ten commenced development of nondefense products utilizing its electronic systems engineering capabilities, experience in designing high reliability, safety critical software and ability to manufacture developed products to stringent quality standards.

     These efforts have included the development of manufacturing execution software to control batch processing functions and reduce costs for pharmaceutical and other regulated manufacturers. Sales to several of the pharmaceutical industry's largest participants were made during 1995. Base Ten has also concentrated on medical software to facilitate laboratory or clinician screening and diagnostic tests that may ultimately assist in identifying a wide range of diseases at early stages with greater accuracy and less cost than current testing procedures. Regulatory approval was obtained in 1995 for domestic sales of the Company's first medical screening software product.
During the last two years, the Company has expanded its medical software to include image capture and storage systems for ultrasound images. In addition, Base Ten has developed a series of products involving secure communications for government users and ultimately for commercial applications. While these proprietary products could be expected to provide more favorable profit margins than the Company's defense business, development has been funded internally, and limited financial resources along with various regulatory hurdles could adversely affect the timing and success of marketing efforts.

     Base Ten regards its nondefense products as the primary source of future growth and has directed a significant part of its business effort to these development projects. To date, however, the Company remains dependent on defense markets for most of its revenues, and it has continued to devote resources to the defense sector, including development of new products for military applications. Base Ten intends to maintain its position in the weapons control market while continuing the development of new products with commercial or industrial applications, relying on its electronic engineering and software skills as well as its extensive experience with safety critical products and systems to differentiate itself from its competitors.

MANUFACTURING EXECUTION AND MEDICAL SOFTWARE PRODUCTS

     GENERAL. The Company's Medical Technology Division is engaged in the development of software systems for the healthcare and other regulated industries. Base Ten's strategy for its Medical Technology Division has involved the use of its safety critical software technology to process data with greater accuracy, speed and reliability but at less cost than current procedures in fields targeted by the Company. These fields were selected for their importance and rapid growth as well as their logical fit with the Company's established technology. They include manufacturing execution systems for pharmaceutical and other regulated industries, computer aided test interpretation (CATI) for identifying patients with particular diseases at an early stage and image capture and storage systems for ultrasound images.

     MANUFACTURING EXECUTION SYSTEMS. During 1993, Base Ten began development and marketing activities on PHARMASYST-TM-, a proprietary program applying safety critical techniques to a manufacturing execution system. The system was designed to assist pharmaceutical manufacturers in containing costs and meeting the Current Good Manufacturing Practices (CGMP) required by the Food and Drug Administration (FDA) for the quality of pharmaceuticals and the integrity of data that support their safety and effectiveness. The system supports the manufacturer's compliance with CGMP requirements governing inspection procedures, controls, storage, handling, sampling, testing and disposal for each pharmaceutical batch, along with associated recordkeeping requirements, while also providing a means for reducing manufacturing costs and improving productivity.

     The Company's initial sale of PHARMASYST-TM- was made during 1993 to Clonmel Health Care, Ltd., a leading Irish pharmaceutical manufacturer. In early 1994, Clonmel agreed to expand the use of PHARMASYST-TM- to include manufacturing procedures for its veterinary health care products at its VetPharm facility in Dublin, Ireland. During 1994, as the potential for broader PHARMASYST-TM- applications became apparent in the course of the initial Clonmel installation, the Company devoted additional development efforts to the system, extending the completion date for the Clonmel installation into the first quarter of 1995. This schedule has been further extended into 1996 to incorporate more advanced features and updated designs. Clonmel has agreed to use the installed system as both a pilot operation and a demonstration facility to assist in marketing PHARMASYST-TM- throughout the European Economic Community.

     In addition to these efforts, the Company has dedicated substantial engineering and sales resources to introduce its PHARMASYST-TM- program to a potentially large domestic market influenced by current FDA pressures and cost sensitivity. The first PHARMASYST-TM- sale in the United States was recorded in December 1994 to Miles Pharmaceuticals (now Bayer) in Berkeley, California. Additional sales were made during 1995 to Abbott Hospital Products Division, Pfizer International Products Group, Minnesota Mining and Manufacturing, Nycomed, Berlex and others.

     Base Ten believes that the current FDA policy to shut down pharmaceutical manufacturers without adequate processing controls and the increasing pressure for cost containment offers growth opportunities for PHARMASYST-TM- that were previously unavailable in this market. As of the date of this Report, Base Ten has received bookings and notifications of its selection by pharmaceutical companies expected to result in PHARMASYST-TM- installations in over 30 sites throughout the world. The Company has significantly increased its technical staff and facilities to accommodate anticipated growth in this field and is actively pursuing additional sales to the pharmaceutical industry, both domestically and abroad. The shift in resources to exploit these opportunities can be expected to have an adverse impact on the Company's financial results until PHARMASYST-TM- sales increase.

     To allow the broadest market applicability, PHARMASYST-TM- was designed as a modular, open architecture PC-based system that can be applied in a wide variety of manufacturing environments. In addition to pharmaceuticals, these applications include chemicals, medical devices, cosmetics, food products, beverages and consumer package goods. During 1995, initial sales of PHARMASYST-TM- outside the pharmaceutical industry were made to Frito Lay. The Company plans to exploit the flexibility of the PHARMASYST-TM- system with expanded marketing efforts in a variety of regulated industries during 1996.

     MEDICAL SCREENING SOFTWARE. The Company's Medical Technology Division has created three software programs to aid in the detection of risk for particular birth defects. The first two programs are designed to accelerate the computation of risk detection for neural tube defects (PRENVAL-TM- I) and Down's syndrome (PRENVAL-TM- IA) in pregnant women. Both of these programs evaluate the levels of alpha-feto protein (AFP) in maternal serum against normal reference ranges while making laboratory directed adjustments for factors including the patient's age, weight, race, diabetic status and state of pregnancy. The third program (PRENATA-TM-) employs additional markers and advanced statistical methods to increase the accuracy and user friendliness of risk detection tests for both these birth defects. A portion of this program has been sold and the remainder licensed to the Johnson & Johnson Clinical Diagnostic Division (J&J), located in Amersham, England. J&J offers PRENATA-TM-in connection with the sale of its products used in the detection of fetal abnormalities throughout the world except for the United States. The Company's agreement with J&J provides for guaranteed minimum royalties for a period of five years beginning in October 1994.

     Although the PRENVAL-TM- programs involve noninvasive testing procedures, the FDA published guidelines in 1991 requiring this type of medical software package to receive FDA clearance prior to sales in the United States. PRENVAL-TM- I was initially submitted to the FDA under these guidelines in August 1992. The submission was the first of its kind and was reviewed by the FDA from aspects of both software and a medical device. Upon completing its compilation of clinical data in April 1993, Base Ten submitted its definitive premarket approval application (PMA) for PRENVAL-TM- I and believed that it had complied with the FDA's expanded requirements, which are similar to the military software specifications for the Company's safety critical defense products.

     In January 1994, the FDA requested additional clinical data taken prospectively. This data was submitted in April 1994. The Company was advised in September 1994 that its PMA had been accepted for filing, a necessary step to achieve final approval. The Company's PMA was presented to an Advisory Panel convened by the FDA in March 1995. The Panel voted 5 to 3 to deny approval of the PMA on the grounds that PRENVAL-TM- should not be classified as a medical device.

     The FDA subsequently chose to classify PRENVAL-TM- I as a Class 1 Tier 3 medical device and granted the Company permission to market the device beginning in September 1995. Under the direction of the FDA, PRENVAL 1 was relabeled to an intended use as a software computer program to assist in the database management, calculation of the Multiple of the Median (MoM) and generation of reports from the quantitative measurement of AFP. This definition of intended use broadened the application of PRENVAL-TM- 1 to include any prenatal abnormality in which AFP was used to calculate the MoM, eliminating the need for PRENVAL-TM- 1A.

     Unlike PRENVAL-TM-, the Company's PRENATA-TM- software licensed to J&J processes the results of certain blood tests that use reagents not yet approved by the FDA but is intended for sale only outside the United States. The Company plans to seek FDA approval of PRENATA-TM- or a similar program for sale in the United States only if a suitable marketing partner can be found and the cost of clinical trials does not provide an obstacle.

     The Company considers its existing PRENVAL-TM- software to be initial products in a series of clinical diagnostic tests needed in the healthcare industry. The FDA is now applying standards, procedures and policies for medical software based in part on the regulation of safety critical software by other federal agencies and in part on discussions now being held with industry participants. The Company believes its broad experience in developing software for the defense industry in compliance with these standards is particularly suited to the CATI market and provides Base Ten with a competitive advantage in developing products for this market. Despite this advantage, the Company has temporarily delayed applying further resources to this product line to exploit the greater near term potential of its PHARMASYST-TM- systems and potentially benefit from current discussions and hearings by the FDA on its medical software regulations, any simplification of which could enable the Company to complete future medical software products at lower costs.

     MEDICAL OPERATING SOFTWARE. FDA approval requirements for medical software have prompted the Company to begin development of a computer operating shell (MED-DOS-TM-) embodying safety critical software techniques to verify that a computer processing medical software is functioning as intended. The MED-DOS-TM- operating shell is intended for use with a conventional operating system to detect and record errors or deviations and either correct them in real time or halt the program, transforming a conventional computer into a safety critical device. Base Ten has also begun work on a companion system to provide software authors and programmers an environment for developing safety critical software meeting FDA requirements. By detecting computer errors and helping to format software for FDA compliance, MED-DOS-TM- could offer substantial advantages in developing new medical software or converting existing medical software to comply with those requirements.

     The Company has filed three patent applications covering separate aspects of its MED-DOS-TM- technology. The basic patent for MED-DOS-TM- was granted to Base Ten in 1994, and allowances for the other two applications were received in 1995. The need for a safety critical methodology to satisfy FDA controls could position MED-DOS-TM- to influence the entire medical software field and become an important factor in the Company's prospects. Despite this potential, completion of the MED-DOS-TM- software products will require additional funding and participation by a suitable marketing partner. Development efforts have been suspended to concentrate resources on PHARMASYST-TM- and evaluate anticipated regulatory changes in this area.

     ULTRASOUND IMAGING PRODUCTS. Base Ten has developed an archiving system for ultrasound images (uPACS) as a methodology for digitizing, recording and permanently storing ultrasound images on CD-ROMs, with the potential for replacing the existing methodology using Polaroid film or video recording systems. The Company's system employs a video capture computer card that electronically converts the video output of an ultrasound scanner into a digital format on a CD-ROM for long term storage and convenient access, a feature not available with either video tape or Polaroid film. Base Ten has begun to market this product outside the United States, with domestic introduction subject to FDA approval. The Company plans to file a 510K premarket notification application for uPACS with the FDA in early 1996.

     Despite substantial competition on both price and features in this field, Base Ten believes its uPACS product has benefits that make further development and marketing efforts worthwhile. The Company also believes it has achieved an advantage over smaller competitors in the EEC through a CE mark for uPACS, representing a self certification of quality and performance required by regulatory bodies. The Company is currently pursuing sales opportunities in Europe through distributors, while also seeking alliances with OEM manufacturers and major users of ultrasound systems. To facilitate these efforts, Base Ten plans to introduce a networking feature for uPACS, reducing the cost of the system relative to the number of ultrasound scanners being served.

     CONSULTING ARRANGEMENTS. The Company has a consulting arrangement with Dr. Laurence M. Demers, Director of Clinical Laboratories with the Hershey Medical Center. Dr. Demers is the President-elect of the American Clinical Chemistry Association and scientific advisor to several major pharmaceutical companies. The arrangement provides for evaluations and recommendations on medical software development projects. Base Ten believes Dr. Demers' technical and strategic contributions have assisted in refining existing products, stimulating new product ideas and broadening the scope of potential opportunities for applications of the Company's safety critical technology.

MILITARY PRODUCTS

     TORNADO PARTICIPATION. The Company has historically concentrated on the design and production of weapons control systems produced for the West German and Italian versions of the Tornado aircraft. These systems are designed to aid the operator of a sophisticated combat aircraft in deploying its highly complex weapons. The Tornado program is a joint program of the German, United Kingdom and Italian governments for a multirole combat aircraft meeting the requirements of the particular environmental conditions in western Europe. Base Ten's participation in Tornado programs has also included contracts to supply certain elements of the system to British Aerospace for sales to the Saudi Arabian Air Force.

     The most important and complex weapons control system manufactured by the Company for the Tornado program is the Stores Management System (SMS). The SMS employs a visual display to communicate the current status of weapons on board the aircraft to the operator. It permits the operator to select appropriate weapons, to confirm or change the selection of weapons and to execute other functions such as weapon jettison and fault detection. All of these actions are regulated by a weapons programming unit containing the microprocessor and its memories. The SMS has up to seven electronic units, remotely located from the weapons programming unit, to receive and decode release instructions and activate switches connected to weapon release mechanisms.

     Base Ten manufactures the SMS for the Tornado program under a contract with Daimler-Benz Aerospace AG, a German aerospace manufacturer (DASA). In fiscal 1995, 1994 and 1993, sales to DASA accounted for approximately 26%, 22% and 18%, respectively, of the Company's total sales. In 1995, the Company received full funding for additional production of weapons control products for the Tornado program under contracts valued at approximately $6.3 million. This contract is expected to be completed in 1996. In the first quarter of fiscal 1996, initial funding was received for Tornado software upgrades under a contract valued at $1.8 million extending into 1997.

     OTHER PROGRAMS. Base Ten has applied its weapons control systems technology to Sidewinder air-to-air missiles for the U.S. Air Force A-10 aircraft, the A-4 modernization programs for the Royal Air Force of New Zealand and certain aircraft flown by the Greek Air Force. This technology has also been applied by the Company to a Sidewinder control system for the F-5 aircraft and a $12.2 million U.S. Air Force contract for delivery to the Taiwanese Air Force.

     Base Ten has funded research and development of technology used for the control of air-to-air and air-to-ground missiles such as Sidearm, Stinger and Mistral and has provided a missile control system for the Stinger missile for experimental use aboard the Apache helicopter. The Company's Government Technology Division is currently engaged in marketing activities to encourage sales of these products but cannot be assured of any future business.

     Base Ten has been selected by the Northrop Corporation to be a member of its F-5 upgrade program. Northrop is pursuing current F-5 fleet owners to upgrade and improve their equipment. The Company expects to participate in any resulting sales with its Sidewinder control system as well as other portions of the weapons control hardware. In the absence of production orders for these products or other military products, Base Ten could have difficulty meeting its revenue goals for fiscal 1996.

     The Company also manufactures defense products to specifications for prime contractors. Base Ten has supplied McDonnell Douglas Helicopter Co. as a contract manufacturer of electronic systems used aboard the Apache helicopter and more recently has become a contract manufacturer for SPD Technologies, Inc., a circuit breaker manufacturer, and agencies of the U.S. government.

SECURE COMMUNICATIONS PRODUCTS

     Base Ten has engaged since 1989 in the development and sale of products for secure communications systems. The Company's initial product in this field was a telecommunications interface known as a TCIA for the transmission of encrypted data over a conventional T1 telephone line. The interface was endorsed by the National Security Agency in 1991 but has been restricted to government users. Base Ten has also developed proprietary encryption devices using surface mount technology, endorsed by the National Security Agency in 1992 as its sole authorized supplier, and has supplied related test equipment on a contract manufacturing basis. Base Ten won these test equipment contracts in competitive bids and is now recognized as an independent source for these products.

     In 1991 the Company won a competitive bid to build Bus Interface Units for the Navy's communication system using the Navy's design. Base Ten subsequently created a proprietary device, known as the Bus Interface Card (BIC) to substitute for the Bus Interface Unit, and has since sold over 7,000 of these devices. The Company anticipates further contracts for this product over the next several years. To extend the sales life of a BIC, the Company developed a proprietary device known as the Sychrononous Line Interface Card (SLIC). The SLIC is suitable for laptop computers and performs the same functions as the BIC. The Company has taken small orders for this device and believes that it will eventually replace the BIC as the device of choice.

     While the type of engineering and manufacturing required to design and produce secure communications devices is compatible with the company's capabilities and experience in safety critical products, its sales to date have been limited to government users. Base Ten believes this market is gaining interest in commerce and industry but cannot predict either the timing of clearance for sales of its secure communications products to nongovernment users or, if cleared, the potential for any commercial sales.

MANUFACTURING

     The Company's manufacturing operations primarily involve the assembly and testing of final products from components and subassemblies purchased from other manufacturers. Product assembly is conducted at the Company's plant in Trenton, New Jersey.

     Base Ten purchases a variety of components such as transistors, resistors, integrated circuits, capacitors, connectors and diodes for use in the manufacture of its products. The Company has more than one source of supply for most of its purchased components. Where only one source exists, Base Ten attempts to maintain an inventory of material to cover foreseeable production needs. Should expedited delivery or significantly increased rates of production be required and the single source unable to support inventory requirements, the Company could experience production delays and increased costs.

     The Company has historically received advance and progress payments from time to time in order to establish inventory levels on long lead items required for making timely delivery of certain products to its customers. Base Ten expects this practice to continue for a decreasing percentage of its products, requiring the Company to finance more of its backlog internally. Base Ten maintains inventory of both components and finished products that it considers necessary to satisfy both booked orders and expected repairs. The Company's defense products are not returnable except for repair. Normal payment terms are net 30 days.

     In its contract manufacturing operations, Base Ten purchases the necessary components and materials and provides electronic assembly, testing and quality assurance services to prime defense contractors to build and test equipment designed by those contractors. In addition, the Company offers supporting engineering services to develop a prime contractor's design into a producible device and to solve technical and manufacturing problems. The contracts for these programs can be canceled on short notice at the customer's convenience and are subject to government budget considerations.

TRADEMARKS AND PATENTS

     Base Ten has pending federal trademark applications for registration of
PRENVAL-TM-, MED-DOS-TM- and PHARMASYST-TM-.   In addition, a basic patent for
the Company's MED-DOS technology was granted in 1994, with two allowances expanding the patent received in 1995. Base Ten has also received allowances on a patent for a portable memory device and a patent directed to the method of assessing medical risk. Additional patent applications have been filed covering innovative work on imaging products, pharmaceutical recordkeeping systems and certain aspects of the Company's safety critical technology. Base Ten believes that its pending patent applications have substantial merit but cannot predict their outcome or potential effect on its operations.

     Base Ten has funded a patent application covering technology for the detection of various mental diseases in exchange for the right to negotiate with the owners of the application for its commercial development. The Company cannot predict if or when the patent will be granted and has only until February 1996 to make a firm offer for the prospective commercialization. As of the date of this Report, the Company has not determined whether to commit to this development.

     Base Ten has no proprietary rights for its defense products other than a patent granted in 1995 on an application filed by its Government Technology Division covering the fuzing of rockets.


REGULATION

     NONDEFENSE PRODUCTS. Some of the Company's medical software products require premarket approval from the FDA before they can be marketed in the United States and are subject to regulatory requirements of other nations, principally the EEC. The Company's primary medical software product, the batch processing control system marketed as PHARMASYST-TM-, does not require regulatory approval at this time.

     Base Ten believes it is capable of complying with FDA and other regulatory design requirements but may not be able or not wish to fund required clinical studies in certain cases. In those cases, development may be postponed until the Company can establish relationships with other parties prepared to perform the required trials. On new medical software products, Base Ten seeks to determine the extent of required clinical trials prior to beginning development.

     DEFENSE PRODUCTS. Most of the Company's foreign sales involve defense related products that are subject to export control through the Department of State's Office of Munitions Control under the International Traffic in Arms Regulations (ITAR) adopted under the Arms Export Control Act. All articles and services listed on the United States Munitions list, which may be amended from time to time, fall under these regulations, are primarily military in character. In order to export products or services subject to these regulations, the Company must first acquire licenses from the Department of State for each individual contract it wishes to fulfill. State Department policies, as supplemented or modified by the Department of Defense or other applicable government agencies, identify both products that cannot be exported and countries to which export is prohibited or limited, and the Company must in all cases comply with these policies. ITAR also imposes certain restraints in foreign customer contracts and defense product development. Since Base Ten intends to continue its pursuit of foreign military sales as a source of revenue, ongoing compliance with ITAR is necessary.

     Should government policy dictate that any of the Company's products are of a sensitive technological character in which the best interests of the United States will be served by prohibiting their export, Base Ten could suffer a serious and immediate loss of business. The Company's principal foreign markets for defense related products are located in the NATO countries and other nations friendly to the United States. To date, the United States government has not denied requests by Base Ten for licenses to export any of its products or technical data to these countries except in instances where all United States manufacturers of similar products would be equally denied.

     The Company's United States military contracts are subject to pricing restrictions and to audit and renegotiation by the government. After being selected as the successful bidder for a government contract, prices for most products and systems developed for domestic defense programs are subject to fact finding, with negotiated profits limited to approximately 10% of cost, all of which are not recognized by the U.S. Department of Defense. The Company has undergone routine government audits of its defense contracts from time to time. These audits have upheld the Company's pricing in all cases.

BACKLOG

     Backlog at October 31, 1995 was approximately $6.6 million, of which $6.1 million or 92% is scheduled for delivery throughout fiscal 1996. Approximately $4.6 million or 69% of the backlog at the end of fiscal 1995 was weapons related. The remainder was derived 2% from government contracts for secure communications equipment and 29% from batch processing and medical software, principally PHARMASYST-TM- bookings. While Base Ten is attempting to develop commercial markets for its nondefense products, it is just beginning to develop meaningful revenues from those operations. In the absence of continued market penetration for these new products, the Company's sales will be primarily dependent on defense related markets.

     Substantially all of the Company's orders for defense related products may be canceled at any time at the convenience of the customer, subject to various payment obligations for prior shipments and materials on hand at the time of cancellation. In the event of any default in the Company's contract obligations, orders may be canceled at no cost. The current defense budget reductions represent a more restrictive procurement climate than previously experienced, and any substantial cancellations could have an immediate adverse effect on the Company's business.

     For PHARMASYST-TM- orders, the Company has offered certain customers the right to cancel at no cost early in the contract cycle if the parties and the customer do not agree on the applicable specifications for the installed PHARMASYST-TM- software. Base Ten has not experienced any cancellations to date under this policy.

COMPETITION

     The Company experiences intense competition in virtually all areas of its business, including its newer concentrations in the fields of batch processing control, medical screening and image archiving software. The areas in which the Company operates are characterized by rapid technological change, with many competitors having far greater resources and more established reputations than the Company. While Base Ten believes that its products incorporate advanced technology, competing firms could introduce comparable products with more advanced features. Base Ten believes the potential markets for manufacturing execution systems and medical software are so large that more substantial and experienced firms may seek to compete, possibly depriving the Company of certain opportunities. In addition, reductions in military spending has accelerated competitive pressures.

     Base Ten emphasizes engineering features, technical competence, performance and reliability in the development and sales of its products and high quality workmanship in its contract manufacturing operations. The Company competes primarily on the basis of those engineering features while also seeking to provide prompt and responsive contract performance and delivery at reasonable prices.

RESEARCH AND DEVELOPMENT

     The Company's research and development (R&D) costs during fiscal 1995, 1994 and 1993 were $.9 million, $.9 million and $.4 million, respectively. The level of R&D in fiscal 1995 reflects the Company's capitalization of medical software costs aggregating $2.3 million and the exclusion of substantial management and marketing resources covered under selling, general and administrative costs. Base Ten believes its expenditures for R&D will increase substantially in the future, both absolutely and as a percentage of revenues.

EMPLOYEES

     As a result of its cost reduction program, Base Ten's labor force in the United States has changed since 1990 from 284 persons, including 19 engineers and designers, to a current total work force of 168 persons, including 33 engineers and designers, plus contract labor. The Company's subsidiary in Ireland employs two software engineers, and its subsidiary in England employs four software engineers. Base Ten plans to add to its technical staff as orders are generated in its Medical Technology Division. None of the Company's employees are covered by collective bargaining agreements. Base Ten has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.

SECURITY CLEARANCE

     The Company relies on the continuance of its security clearances from agencies of the United States government and from NATO for its defense products. Loss of these clearances would have an immediate and adverse effect on the Company's business. Base Ten has never experienced any material deficiencies in the manner and method of complying with prescribed security regulations and expects to continue as an approved facility.

BUSINESS SEGMENTS AND FOREIGN OPERATIONS

     Information on the Company's business segments and operations in different geographic areas is provided in Note G to the Consolidated Financial Statements included elsewhere in this Report.

ITEM 2.   PROPERTIES

     Base Ten leases offices and manufacturing space in three countries. The principal United States and international facilities are as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                 SQUARE FOOTAGE
                                                                   OCCUPIED BY
   LOCATION              TYPE OF FACILITY         EXPIRATION       THE COMPANY
   ---------------------------------------------------------------------------

   Trenton, New Jersey   Corporate headquarters,  October 2009       62,000
                         Including engineering,
                         manufacturing and
                         support facilities

   Farnborough, England  Administrative offices   March 2003          1,000

   Dublin, Ireland       Administrative offices   Month to month        390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Management believes that the Company's facilities are adequate for its operations and are maintained in good condition. The Company's facility in Trenton is subject to a lease described in Note H to the Company's Financial Statements included elsewhere in this Report.


ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings are pending by or against the Company and, to the knowledge of Base Ten, none are contemplated against the Company by governmental authorities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1995.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Class A Common Stock is listed on the Nasdaq National Market under the trading symbol BASEA, and the Company's Class B Common Stock is traded in the Nasdaq Over the Counter Market and quoted on its Supplemental List under the trading symbol BASEB.

     The following table sets forth the high and low sale prices of the Company's Class A Common Stock and Class B Common Stock as reported by Nasdaq for the periods indicated:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CLASS A COMMON STOCK          CLASS B COMMON STOCK
                                SALE PRICES                   SALE PRICE
                           --------------------          --------------------
                              HIGH       LOW                HIGH      LOW
                            -------    ------             -------   -------
FISCAL 1995:
First quarter. . . . . .    $ 8 1/4    $6 1/4             $ 8       $ 6 5/8
Second quarter . . . . .      9        $6 3/4             $ 9 1/8   $ 7 1/2
Third quarter. . . . . .     10 1/8     6 3/4              10 3/4     7
Fourth quarter . . . . .     11 5/8     9 1/8              12 3/8    10 1/8

FISCAL 1994:

First quarter. . . . . .     $9 3/4    $7 3/4              $9 1/2    $7 3/4
Second quarter . . . . .      9 1/4     7 1/8               9 1/8     7 1/4
Third quarter. . . . . .      9 1/2     6 5/8               9 1/4     6 5/8
Fourth quarter . . . . .      9 5/8     7 3/8               9 1/2     7 1/2

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     As of December 31, 1995, there were approximately 728 record holders of Class A Common Stock and 174 record holders of Class B Common Stock.

     Base Ten has not paid cash dividends on its Common Stock since 1985. The present policy of the Board of Directors is to retain any future earnings to provide for the Company's growth.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected financial data for Base Ten and its subsidiaries. The financial data for the fiscal years ended October 31, 1993 through October 31, 1995 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report and should be read in conjunction with those Consolidated Financial Statements and related Notes.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  (IN THOUSANDS EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,                                      1995           1994           1993           1992           1991
------------------------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS:
Revenues                                                 $ 18,307       $ 19,282       $ 22,262       $ 19,068       $ 27,059
Earnings (loss) from continuing
  operations before income taxes
  and extraordinary item(1)(2)                           $ (1,349)      $     59       $  1,465       $    695       $(14,442)
Income taxes (benefit)                                   $   (474)      $     24       $    507       $    198       $ (1,600)
Net earnings (loss) from
  continuing operations before
  extraordinary item                                     $   (875)      $     35       $    958       $    497       $(12,842)
Extraordinary Item:
Income tax/benefit from
  utilization of loss carryforward                       $     --       $     --       $     --       $    198       $     --
Net earnings (loss)                                      $   (875)      $     35       $    958       $    695       $ 12,842)
------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share                            $   (.13)      $    .03       $    .17       $    .19       $  (3.65)
------------------------------------------------------------------------------------------------------------------------------
SUMMARY BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------


YEAR ENDED OCTOBER 31,                                      1995           1994           1993           1992           1991
------------------------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS:
Working capital                                          $ 14,420       $  5,860       $  6,365       $  1,858       $  2,602
Total assets                                             $ 28,005       $ 17,609       $ 17,255       $ 13,054       $ 20,835
Long term debt, net of
  current maturities (3)                                 $  3,525       $  3,601       $  3,212       $  4,675       $  6,000
Shareholders' equity                                     $ 20,261       $  9,431       $  7,957       $  1,974       $  1,176
------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     (1) Included in 1991 financial data are restructuring costs of $5.4 million and a loss on marketable securities of $2.1 million.
     (2) Included in 1992 financial data is a reversal of $.5 million of a prior provision and a gain of $.4 million on previously written-off marketable securities.
     (3)  Included in 1995 and 1994 financial data is a long term capital lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Base Ten has historically specialized in the design and manufacture of electronic systems employing safety critical software for defense markets, both nationally and internationally. The Company also manufactures defense products to specifications for prime government contractors and designs and builds proprietary electronic systems for use in secure communications applications by various U.S. government agencies. Specialization in these extreme reliability defense products has enabled the Company to develop expertise in the field of safety critical technology dedicated to the prevention of performance errors.

     During the last several years, Base Ten has redirected its resources and streamlined its operations in response to the worldwide reduction in defense spending. Since 1990, Base Ten has sold or discontinued various foreign operations, downsized part of its domestic operations and emphasized new commercial product development programs with a view to balancing its business activities. These programs have manufacturing execution, medical screening and image archiving products with significant potential markets. Each of these products rely on the same safety critical techniques developed in the Company's established businesses. Although revenues from these operations have yet to offset the decline in defense revenues, the Company has augmented its technical and sales staff to support increased development and marketing operations in both commercial and government markets.

RECENT DEVELOPMENTS

     DEFENSE OPERATIONS. The Company's primary revenue source during the last three years has been defense related programs with the United States military
and other agencies or contractors.   These programs accounted for $7.4 million
or 40.4% of revenues in fiscal 1995, $5.4 million or 28% of revenues in 1994 and
$15.1 million or 67.8% of revenues, in 1993.   The largest program was a
Sidewinder control system comprised of flight line, intermediate level and depot test equipment for the F-5 aircraft under a $12.1 million contract completed in 1994 for delivery to the Taiwanese Air Force. The Company's domestic defense related programs have also included contract manufacturing for various prime contractors.

     During the last three years, the sale of weapons control systems for the Tornado program has also remained a major source of revenues. Base Ten's participation in this program has included the preparation of software upgrades and new product development to enhance the aircraft's mission capabilities as well as SMS production orders. These operations accounted for $6.6 million or 36% of revenues in 1995, $7.0 million or 36% of revenues in 1994 and $3.8 million or 17% of revenues in 1993. Late in 1995, Base Ten received full funding on a Tornado production contract, resulting in acceleration of the manufacturing schedule, with most of the work expected to be completed in 1996.
 In the first quarter of fiscal 1996, the Company received initial funding for a new software program for the Tornado program under a contract valued at $1.8 million and scheduled to be completed in early 1997.

     Despite profit margins limited by strict government procedures and intense competition, the Company's defense related operations have provided a relatively stable revenue base, while enabling Base Ten to maintain its position as a seasoned provider of safety critical control systems developed for high reliability under stringent performance standards. To enhance this position, Base Ten has invested its own funds from time to time in product development for the domestic defense market, including recent investments in the development of a new weapons control system for helicopters and a new gun control unit for a popular chain gun. While these efforts have not always resulted in sales, Base Ten aggressively pursues opportunities in this market and will continue to seek participation in defense programs that utilize its established technologies and skills. Current activities in this area include extensive quotations to international customers under the ITAR rules.

     In 1995, Base Ten supplied its upgraded computer interface known as the BIC to the U.S. Navy. The Company expects to receive additional orders for BIC cards from this customer in 1996. In addition to its telecommunications interface products, Base Ten has developed proprietary encryption devices endorsed by the National Security Agency. While sales of the Company's secure communications products have been limited to government users. Base Ten believes this technology may present commercial opportunities that it would expect to pursue if they arise.

     NONDEFENSE OPERATIONS. During the last three years, the Company advanced its business plan for redeploying resources to commercial applications by concentrating development efforts on products requiring the application of its electronic, software and systems engineering capabilities in safety critical, highly regulated environments. The Company's commercial development efforts through its Medical Technology Division have been focused on manufacturing execution, medical screening and image processing software as well as secure communications products. While these efforts have been internally funded and could be adversely affected by delays in the development cycle, competition and changing technology, sales of these proprietary products could be expected to provide more favorable profit margins than the Company's defense business.

     In 1995, the Company's Medical Technology Division generated $2.2 million or 12% of total revenues, primarily from sales of the Company's PRENATA-TM-medical screening software through Johnson & Johnson and the manufacturing
execution system marketed as PHARMASYST-TM-.   As of the date of this Report,
Base Ten has received bookings and notifications of its selection by pharmaceutical companies expected to result in PHARMASYST-TM- installations in over 30 sites throughout the world, including sales to Miles Pharmaceuticals, Abbott Hospital Products Division, Pfizer International Products Group, Minnesota Mining and Manufacturing, Nycomed, Berlex and others. In addition, given the flexibility and broad market applicability of this product, marketing efforts during 1995 were expanded to other regulated industries, with initial PHARMASYST-TM- sales made to Frito Lay.

     The Company has significantly increased its technical staff and facilities to accommodate anticipated growth in this field and is actively pursuing additional PHARMASYST-TM- sales to the pharmaceutical and other regulated industries, both domestically and abroad. In view of the initial success and market potential of its PHARMASYST-TM- system, Base Ten intends to continue concentrating resources in the refinement and marketing of this product. The shift in resources to exploit these opportunities contributed to the Company's net loss in 1995 and can be expected to have an adverse impact on its financial results until PHARMASYST-TM- sales increase.

     During 1995, Base Ten also concentrated on the introduction of its uPACS archiving system for ultrasound images. Although this product line has not yet generated meaningful revenues and faces rigorous competition on both price and features, the Company is endeavoring to overcome these obstacles with advances in the design, including a networking feature to reduce the cost of the system relative to the number of ultrasound scanners being serviced. Selling efforts are underway in Europe through several distributors, and alliances are being sought with OEM manufacturers and important users of ultrasound systems in the EEC. In addition, Base Ten plans to file a 510K premarket notification application in early 1996 to secure FDA clearance for uPACS sales in the United States. While the Company believes its uPACS product fills an important market need and could generate significant revenues over the next decade, opportunities in this field could be eroded by competition, potentially requiring Base Ten to discontinue further development and expense the capitalized costs incurred to date.

     After several years of approval procedures, Base Ten received FDA clearance for its PRENVAL-TM- 1 medical screening software during 1995 on the basis of its 510(K) premarket notification, positioning the Company as a supplier of safety critical medical devices. Although the basic software used in PRENVAL-TM- 1 can be applied to other CATI programs, the Company has temporarily delayed applying further resources to this product line to exploit the greater near term potential of its PHARMASYST-TM- systems and potentially benefit from current discussions and hearings by the FDA on its medical software regulations, any simplification of which could enable the Company to complete future medical software products at lower costs.

     During 1995, Base Ten recognized revenues under its licensing agreement with J&J, covering the introduction of the Company's more complex PRENATA-TM-medical screening software into the European market. The agreement is expected to generate royalties for the remainder of the current term ending in 1999. Under the agreement, the Company is entitled to certain minimum royalties but could receive substantially greater revenues if the product is successfully marketed by J&J. In addition, despite regulatory obstacles, the Company intends to pursue domestic sales of PRENATA-TM- or a similar program if a suitable marketing partner willing to absorb the cost of clinical trials can be found.

     Unlike many defense programs in which the Company participates, current development activities for nondefense products are being funded by Base Ten. Although most of the development costs for these programs is capitalized, the amortization of the capitalized development expenses along with substantial growth in sales and marketing costs will continue to impact the Company's financial results. Moreover, limited financial resources could impair the Company's ability to successfully complete the development and marketing of resulting products.

RESULTS OF OPERATIONS

     SEASONALITY. The Company's revenues and operating results are subject to quarterly fluctuations due primarily to the timing of contract stage completions and product deliveries. These factors are characteristic of Base Ten's business environment and can affect quarterly performance materially without necessarily reflecting results for the full year or long term profitability. In the fourth quarter of 1995, the Company experienced delays in order writing for its defense products, resulting in reduced shipment schedules for the first fiscal quarter of 1996. In addition, despite steadily increasing PHARMASYST-TM- orders, the percentage of completion method used by Base Ten in accounting for these orders results in its recognition of revenues from PHARMASYST-TM- sales primarily toward the beginning of the installation schedule. Although these factors plus higher marketing expenses are expected to result in a loss for the first quarter of fiscal 1996, the Company anticipates a return to profitability later in 1996 based on anticipated shipment schedules for the balance of the year.

     COST REDUCTION PLAN. The nature of the Company's business requires it to maintain significant engineering and management resources to fulfill existing contracts and take advantage of business opportunities as they arise, with external sources generally utilized on a short term basis to satisfy peak overloads. To reflect current conditions, wages were increased at the beginning of 1995 after remaining generally unchanged for two years. The higher labor costs do not necessarily result in comparable price increases for the Company's products due to competitive forces.

     In order to improve financial performance pending anticipated revenue gains from the Company's Medical Technology Division in 1996, Base Ten implemented a cost reduction plan in 1995. Under the plan, each officer of the Company and its divisions worked for the minimum wage during a three month period beginning May 15, 1995. Each of these employees other than the Chairman received three year loans equal to their relinquished salary with interest at 6.5% annually. The Chairman and the Presidents of the Company's two divisions continued to work for the minimum wage for the balance of the fiscal year, and the two Presidents received three year loans for the additional relinquished salary. All of the employee loans will be repayable either in cash or as an offset against future compensation. Subject to meeting its performance goals, the Company will adjust 1996 compensation with an 8.5% increase in salary levels and an incentive plan based on earnings performance.

     The cost reduction plan also includes a decrease in manufacturing staff, a suspension of various consulting agreements and other cost saving measures. In addition, as a means of optimizing the use of Base Ten's manufacturing facility, certain defense products with an established market expected to result in 1996 sales were built to inventory during 1995.

     FISCAL 1995 COMPARED TO FISCAL 1994. Revenues for the twelve months ended October 31, 1995 were $18.3 million compared to $19.3 million in 1994, a decrease of 5.1%. The decrease in revenues reflects reduced defense budgets in both the United States and Western Europe, the Company's two largest markets. Approximately 85% of fiscal 1995 revenues were generated from various contracts for weapons control software, development of new software for the Tornado program, some Tornado production work and contract manufacturing. The balance of Base Ten's revenues during the year was generated from PHARMASYST-TM- sales and revenues from the Company's license agreement with J&J for PRENATA-TM-medical screening software.

     Cost of sales as a percent of revenues in fiscal 1995 declined to 64.5% from 67.4% in 1994. The improved performance reflects a shift in product mix to include a higher percentage of software and engineering content, with a corresponding decrease in material costs. Although the direct labor content of sales by the Medical Technology Division increased in 1995, higher margins were maintained through capitalization of the associated software development costs.

     R&D costs charged as expense in fiscal 1995 decreased to $863,000 or 4.7% of revenues from $887,000 or 4.6% of 1994 revenues. R&D costs do not include software development costs of $2.3 million capitalized in 1995 compared to $1.5 million in 1994. Most of the capitalized costs incurred in 1995 were attributable to the development of PHARMASYST-TM- software by the Medical Technology Division. Extensive efforts to accelerate the marketability of PHARMASYST-TM- as well as PRENVAL-TM- medical screening software and the uPACS archiving system for ultrasound images were recorded as selling, general and administrative expenses rather than R&D costs.

     Selling, general and administrative expenses increased to $6.4 million in fiscal 1995 or 35.1% of revenues compared to $5.1 million or 26.6% of revenues in fiscal 1994. The increase in selling, general and administrative expenses reflects expanded marketing activities primarily for the Company's nondefense products. Selling, general and administrative expenses include direct labor costs of $3.3 million in fiscal 1995 compared with $2.5 million in 1994.

     Interest expense was $0.6 million in 1995 and $0.2 million in 1994. All of the 1995 interest expense represents capitalized lease costs incurred under a sale and lease back transaction involving the sale of the Company's facility in Trenton, New Jersey and repayment of the outstanding mortgage loan at the end of 1994. The transaction resulted in total long term lease obligations aggregating $3.6 million.

     After accounting for an income tax benefit of $474,000, Base Ten incurred a net loss of $875,000 or $.13 per share in 1995 compared to net earnings of $35,000 or $.03 per share after income taxes of $24,000 in 1994. The loss per share in 1995 was based on 6.9 million weighted average shares compared to 7.6 million fully diluted shares in 1994. The dilutive effect of outstanding options, rights and warrants was determined using the weighted average shares outstanding for the 1995 calculation and the modified treasury stock method for 1994.

     FISCAL 1994 COMPARED TO FISCAL 1993. Revenues for the twelve months ended October 31, 1994 decreased 13.4% to $19.3 million compared with $22.3 million in 1993. The decrease in revenues reflects reduced defense budgets in both the United States and Western Europe. Fiscal 1994 revenues were generated from various contracts for weapons control software, development of new hardware for the Tornado program, some Tornado production work, production of Bus Interface Units for the U.S. Navy and contract manufacturing.

     Cost of sales as a percent of revenues in fiscal 1994 was 67.4% compared to 67.2% in 1993. Despite the reduced volume reflecting a smaller base over which to spread certain fixed overhead costs and additional costs from two contract overruns, consistency in cost of sales was achieved by a reduction of approximately $300,000 in manufacturing expenses.

     R&D costs shown as expenses in fiscal 1994 increased to $887,000 from $403,000 in 1993 due to increased development costs for certain defense related and secure communication products. R&D costs for PHARMASYST-TM-, PRENVAL-TM-and ultrasound imaging products were capitalized at $1.5 million for 1994, with an aggregate capitalized cost since the start of development of $2.1 million through the end of 1994. Extensive efforts to accelerate the marketability of PHARMASYST-TM- and PRENVAL-TM- software products were recorded as selling, general and administrative expenses rather than R&D costs.

     Selling, general and administrative expenses were $5.1 million in fiscal 1994 or 26.6% of revenues compared to $5.1 million or 23.1% of revenues in fiscal 1993. The increase in selling, general and administrative expenses as a percentage of revenues primarily reflects expanded marketing activities relative to the reduced revenue base. Selling, general and administrative expenses include direct labor costs of $2.5 million in fiscal 1994 compared with $2.6 million in 1993.

     Interest expense declined from $0.3 million in 1993 to $0.2 million in 1994 as a result of reduced borrowings. No borrowings were made under the Company's $1 million line of credit in 1994. Later in the year, long term debt was eliminated through the sale of the Company's facility in Trenton, New Jersey and repayment of the outstanding mortgage loan, although the transaction resulted in long term lease obligations aggregating $3.6 million.

     Net earnings for fiscal 1994 were $35,000 or $.03 per share on 7.6 million fully diluted shares compared with $958,000 or $.17 per share on 7.1 million fully diluted shares in the prior fiscal year, reflecting reduced revenues without a corresponding reduction in R&D and selling, general and administrative costs. Management's decision to maintain a high level of research and development as well as marketing activities was taken to provide the basis for future revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY.  Significant liquidity factors are as follows:

     ---------------------------------------------------------------------------

                                     OCTOBER 31, 1995         OCTOBER 31, 1994
                                     ----------------         ----------------
     Working capital                    $14,420,000              $5,860,000

     Current ratio (1)                   4.8 to 1                 2.5 to 1

     Debt to equity ratio (2)            .38 to 1                 .87 to 1

     Unused line of credit                  N/A                  $1,000,000

     ---------------------------------------------------------------------------

     (1)  The ratio of current assets to current liabilities.
     (2)  The ratio of total liabilities to shareholders' equity.

     These ratios all improved during 1995 due principally to funds raised from the exercise of outstanding Series B Rights and Class A Common Purchase Warrants prior to their expiration. The Company received net proceeds in the transactions aggregating $11.1 million. A portion of the proceeds was used to fund an increase of $2.1 million in accounts receivable and an increase of $2.1 million in other assets principally comprised of capitalized software development costs. Cash remaining at October 31, 1995 totaled $7.2 million, an increase of $5.4 million over the prior year.

     CAPITAL RESOURCES. At the end of fiscal 1994, the Company maintained a $1.0 million credit facility with The Bank of New York. In view of its cash position, Base Ten let the facility expire in January 1995.

     In November 1994, Base Ten issued 816,709 shares of its Class A Common Stock upon the exercise of substantially all the Company's expiring Series B Rights at an exercise price of $6.00 per share. Net proceeds from the exercise of the Series B Rights aggregated approximately $4.2 million. In April and May, 1995, the Company issued approximately 1.2 million shares of its Class A Common Stock upon the exercise of substantially all the expiring Class A Common Purchase Warrants at an exercise price of $6.00 per share. Net proceeds from the exercise of the Warrants totaled approximately $6.9 million.

     The Company believes that its working capital and funds generated from operations will be sufficient to support its operations and planned development activities. Accordingly, Base Ten does not anticipate incurring any long term borrowings to support its operations for the foreseeable future.

     INFLATION. A significant portion of the Company's inventory is funded by its customers and committed to specific orders. As a result, the effects of inflation are not significant to Base Ten's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .    19
Consolidated Balance Sheets - October 31, 1995 and 1994. . . . . . . . .    20
Consolidated Statements of Operations - Years ended October 31, 1995,
 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
Consolidated Statements of Shareholders' Equity - Years ended
 October 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .    22
Consolidated Statements of Cash Flows - Years ended October 31, 1995,
 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .    24


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and other members of senior management are as follows:

--------------------------------------------------------------------------------
   NAME                  AGE OFFICES HELD WITH BASE TEN         PERIOD SERVED
--------------------------------------------------------------------------------

   Myles M. Kranzler     67  Chairman of the Board, President   1966 to present
                                  and Chief Executive Officer

   James A. Eby          65  Senior Vice President-Engineering  1982 to present
                             Vice President-Engineering         1974 to 1982

   Edward J. Klinsport   48  President-Government Technology    1994 to present
                              Div.
                             Executive Vice President           1992 to present
                             Chief Financial Officer            1978 to present
                             Group Vice President               1985 to 1992

   Alan J. Eisenberg     54  President-Medical Technology Div.  1994 to present
                             Vice President                     1983 to present

   Richard J. Farrelly   64  Vice President                     1992 to present

   Frank W. Newdeck      50  Vice President                     1991 to present

   Richard G. Kandrac    54  Vice President                     1983 to present
--------------------------------------------------------------------------------

     A summary of the business experience and background of the Company's officers and directors is set forth below.

     MR. KRANZLER has been the Chairman of the Board, President and Chief Executive Officer of Base Ten since the Company's inception in 1966. He has also served as a director of the Company since its inception.

     MR. EBY has been the Chief Engineer of the Company since February 1966. He became a Vice President in 1974 and a Senior Vice President in 1982. He has also served as a director of the Company since 1966.

     MR. KLINSPORT has been the Chief Financial Officer of Base Ten since 1978. He has served as Executive Vice President of the Company since October 1992 and was elected President of the Government Technology Division in November 1994. He has also served as a director of the Company since 1985.

     MR. EISENBERG has been employed by Base Ten since 1980. He has been a Vice President of the Company since 1983 and is responsible for its software activities. Mr. Eisenberg was elected President of the Medical Technology Division in November 1994. He has also served as a director of the Company since 1992.

     MR. FARRELLY has been employed by the Company since June 1988 and became a Vice President, responsible for corporate development, in June 1992. Mr. Farrelly was formerly General Manager of the Reentry Systems Division of General Electric Aerospace Company.

     MR. KANDRAC has been employed by the Company since 1969 and became a Vice President in 1983, responsible for manufacturing and purchasing.

     MR. NEWDECK has been employed by the Company since 1990 and became a Vice President in 1991, with responsibilities in the Government Technology Division. Prior to joining the Company, Mr. Newdeck was General Manager of the Network and Information Security Division of Unisys Corporation.

     The balance of Part III of this Report is incorporated by reference to the Company's definitive Proxy Statement to be filed before February 28, 1996 for its forthcoming Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS AND SCHEDULES:

     1. FINANCIAL STATEMENTS: The Financial Statements listed in the Index under Item 8 are included in this Report.

     2. SCHEDULES: The schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   EXHIBITS:  See the Exhibit Index on pages 35 through 37 of this
          Report.

     (b) REPORTS ON FORM 8-K: The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1995.

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Base Ten Systems, Inc.
Trenton, New Jersey 08619


We have audited the consolidated balance sheets of Base Ten Systems, Inc. and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Base Ten Systems, Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP


Parsippany, New Jersey
December 15, 1995

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------
OCTOBER 31,                                        1995             1994
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:

Cash                                           $ 7,221,000      $ 1,868,000

Accounts receivable (including unbilled
 receivables of $4,421,000 in 1995 and
 $2,006,000 in 1994)                             7,184,000        5,068,000

Inventories                                      3,151,000        2,411,000

Other current assets                               644,000          417,000
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                            18,200,000        9,764,000

PROPERTY, PLANT AND EQUIPMENT                    4,480,000        4,582,000

OTHER ASSETS                                     5,325,000        3,263,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                   $28,005,000      $17,609,000
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued expenses          $ 2,700,000      $ 2,541,000

Income taxes payable                             1,038,000        1,363,000

Current portion of Capital Lease Obligation         42,000               --
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                        3,780,000        3,904,000
--------------------------------------------------------------------------------
LONG-TERM LIABILITIES:

Deferred Income Taxes                               83,000          243,000

Deferred Compensation                               90,000          148,000

Other Long Term Liabilities                        266,000          282,000

Capital Lease Obligation                         3,525,000        3,601,000
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                      3,964,000        4,274,000
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Preferred Stock, $1.00 par value, authorized
 and unissued-1,000,000 shares                          --               --

Class A Common Stock, $1.00 par value,
 22,000,000 shares authorized; issued-
 7,216,195 and 5,006,562 shares in
 1995 and 1994, respectively                     7,216,000        5,007,000

Class B Common Stock, $1.00 par value,
 2,000,000 shares authorized; issued-
 458,474 and 476,476 shares in
 1995 and 1994, respectively                       458,000          476,000

Additional paid-in capital                      23,908,000       14,374,000
Deficit                                        (11,179,000)     (10,304,000)
--------------------------------------------------------------------------------
                                                20,403,000        9,553,000
Equity adjustment from foreign currency
 translation                                      (142,000)        (122,000)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                      20,261,000        9,431,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $28,005,000      $17,609,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



           See Notes to Consolidated Financial Statements.

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,                                                        1995                1994                1993
------------------------------------------------------------------------------------------------------------------------------

REVENUES
Sales                                                                     $17,841,000         $18,698,000         $21,829,000
Other                                                                         466,000             584,000             433,000
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                           18,307,000          19,282,000          22,262,000
------------------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:
Cost of sales                                                              11,813,000          12,996,000          14,958,000
Research and development                                                      863,000             887,000             403,000
Selling, general and administrative                                         6,426,000           5,131,000           5,147,000
Interest                                                                      554,000             209,000             289,000
------------------------------------------------------------------------------------------------------------------------------
                                                                           19,656,000          19,223,000          20,797,000
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

EARNINGS/(LOSS) BEFORE INCOME TAXES                                        (1,349,000)             59,000           1,465,000
INCOME TAX (BENEFIT)/PROVISION                                               (474,000)             24,000             507,000
------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS/(LOSS)                                                       $  (875,000)             35,000         $   958,000
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS/(LOSS) PER COMMON SHARE:
PRIMARY:
NET EARNINGS/(LOSS)                                                       $      (.13)        $       .03         $       .18
NET EARNINGS/(LOSS) PER COMMON SHARE:
FULLY DILUTED:
NET EARNINGS/(LOSS)                                                       $      (.13)        $       .03         $       .17
------------------------------------------------------------------------------------------------------------------------------



                 See Notes to Consolidated Financial Statements.

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                            EQUITY
                                                                                                          ADJUSTMENT
                                                                               ADDITIONAL                FROM FOREIGN
                                      CLASS A                  CLASS B           PAID-IN                   CURRENCY      TREASURY
                                SHARES        AMOUNT     SHARES      AMOUNT      CAPITAL      (DEFICIT)   TRANSLATION      STOCK
----------------------------------------------------------------------------------------------------------------------------------

BALANCE:
October 31, 1992              2,953,557    $2,953,000    641,012    $641,000   $9,811,000   ($11,297,000)  ($134,000)            --
Conversions of
Class B Common to
Class A Common                  156,939       157,000   (156,939)   (157,000)          --             --          --             --
Exercise of Options             194,102       194,000     74,038      74,000      397,000             --          --        (42,428)
Exercise of Rights            1,037,160     1,037,000         --          --    1,409,000             --          --             --
Exercise of Warrants            345,700       346,000         --          --    1,627,000             --          --             --
Issuance of Common
Stock                             1,640         2,000         --          --        9,000             --          --             --
Foreign currency
translation                          --            --         --          --           --             --     (28,000)            --
Retirement of
treasury stock                  (42,428)      (42,000)        --          --           --             --          --         42,428
Net Earnings/(Loss)                  --            --         --          --           --        958,000          --             --
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE:
October 31, 1993              4,646,670     4,647,000    558,111     558,000   13,253,000    (10,339,000)   (162,000)            --
Conversions of
Class B Common to
Class A Common                   81,635        82,000    (81,635)    (82,000)          --             --          --             --
Exercise of Options              87,561        88,000         --          --      185,000             --          --        (13,631)
Exercise of Rights                  305            --         --          --           --             --          --             --
Exercise of Warrants            204,022       204,000         --          --      936,000             --          --             --
Foreign currency
 translation                         --            --         --          --           --             --      40,000             --
Retirement of
 treasury stock                 (13,631)      (14,000)        --          --           --             --          --         13,631
Net Earnings/(Loss)                  --            --         --          --           --         35,000          --             --
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE:
October 31, 1994              5,006,562     5,007,000    476,476     476,000   14,374,000    (10,304,000)   (122,000)            --
Conversions of
Class B Common to
Class A Common                   20,896        21,000    (20,896)    (21,000)          --             --          --             --
Exercise of Options             123,131       123,000      5,000       5,000      400,000             --          --        (13,743)
Exercise of Rights              828,542       828,000         --          --    3,444,000             --          --             --
Exercise of Warrants          1,248,701     1,249,000         --          --    5,690,000             --          --             --
Foreign currency
 translation                         --            --         --          --           --             --     (20,000)            --
Retirement of
 treasury stock                 (11,637)      (12,000)    (2,106)     (2,000)          --             --          --         13,743
Net Earnings/(Loss)                  --            --         --          --           --       (875,000)         --             --
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE:
October 31, 1995              7,216,195    $7,216,000    458,474    $458,000  $23,908,000   $(11,179,000)  $(142,000)            --
-----------------------------------------------------------------------------------------------------------------------------------



                 See Notes to Consolidated Financial Statements.

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,                                                         1995                1994                1993
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings/(loss)                                                     $  (875,000)        $    35,000         $   958,000
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH (USED IN)/
 PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization                                               1,106,000             586,000             671,000
Deferred gain on sale of building                                             (17,000)           (282,000)                 --
Deferred income taxes                                                        (149,000)           (290,000)            187,000
Accounts receivable                                                        (2,116,000)            228,000          (1,527,000)
Inventories                                                                  (740,000)           (269,000)            411,000
Other current assets                                                         (237,000)            303,000             148,000
Accounts payable and accrued expenses                                         162,000            (398,000)           (408,000)
Deferred compensation                                                         (58,000)            (23,000)            (14,000)
Other assets                                                               (2,696,000)         (2,171,000)           (378,000)
Income taxes payable                                                         (325,000)            314,000             316,000
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED IN)/FROM OPERATIONS                                (5,945,000)         (1,967,000)            364,000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment - net                             (350,000)           (306,000)           (479,000)
Proceeds from sale of land and building                                            --           3,600,000                  --
------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN)/PROVIDED FROM INVESTING ACTIVITIES                        (350,000)          3,294,000            (479,000)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts borrowed                                                 (34,000)         (4,711,000)         (1,855,000)
Proceeds from the issuance of common stock                                 11,725,000           1,399,000           5,053,000
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED FROM/(USED IN) FINANCING ACTIVITIES                      11,691,000          (3,312,000)          3,198,000
------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                       (43,000)             50,000             (16,000)
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE/(DECREASE) IN CASH                                             5,353,000          (1,935,000)          3,067,000
CASH, beginning of year                                                     1,868,000           3,803,000             736,000
------------------------------------------------------------------------------------------------------------------------------
CASH, end of year                                                         $ 7,221,000           1,868,000         $ 3,803,000
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                    $   527,000         $   173,000         $  259,000
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Retirement of Treasury Stock                                              $    14,000         $    14,000         $   42,000
------------------------------------------------------------------------------------------------------------------------------



                 See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993


A.   DESCRIPTION OF BUSINESS

     Base Ten Systems, Inc. and subsidiaries ("Base Ten" or the "Company") designs and manufactures proprietary weapons control systems employing microprocessors and advanced software for use in military aircraft and builds custom designed electronic assemblies as a subcontractor to prime government contractors. In addition, the Company develops batch processing control, medical screening and image archiving software and designs and builds proprietary electronic systems for use in secure communications.


B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. BASIS OF PRESENTATION - The Company's consolidated financial statements have been prepared on an historical cost basis.

2. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Base Ten. All significant intercompany accounts, transactions and profits have been eliminated.



3. REVENUE RECOGNITION - Earnings on long-term contracts are recognized on the percentage-of-completion or unit-of-delivery basis. On contracts where the percentage-of-completion method is used, costs and estimated earnings in excess of progress billings are presented as unbilled receivables. Unbilled costs on unit-of-delivery contracts are included in inventory. Payments received in excess of costs incurred on long-term contracts are recorded as customers' advance payments, which are included as a reduction of inventory on the balance sheet.

4. INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventoried costs on contracts include direct material, labor and applicable overhead. In accordance with industry practice, inventoried costs include amounts relating to contracts with a long production cycle, some of which are not expected to be realized within one year.

5. PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost and depreciated over estimated useful lives, principally on the straight-line method. The estimated useful lives used for the determination of depreciation and amortization are:


       Leased asset - building     15 years
       Machinery and equipment     3 to 10 years
       Furniture and fixtures      3 to 20 years

6. OTHER ASSETS - Included in other non-current assets are software development costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed". As of October 31, 1995 and 1994, capitalized software development costs (net of amortization) were $3,773,000 and 2,070,000, respectively. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product of four to five years. For the year ended October 31, 1995, amortization of software development costs was $630,000.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES - Included in accounts payable and accrued expenses are accrued vacation costs aggregating $122,000 and $486,000 in fiscal 1995 and 1994, respectively, accrued payroll of $347,000 and $271,000 in fiscal 1995 and 1994, respectively, and accounts payable of $1,340,000 and $1,078,000 in fiscal 1995 and 1994, respectively. The decrease in accrued vacation cost is primarily due to a one time reduction in vacation entitlement in fiscal 1995.

8. STATEMENT OF CASH FLOWS - For the purposes of the statement of cash flows, the Company considers all investments with a maturity of three months or less at date of acquisition to be cash equivalents.

9. RECENTLY ISSUED ACCOUNTING STANDARD - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting.

     The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

10. EMPLOYEE LOANS - The Company has loans amounting to $406,000 due from each of its Corporate and Divisional Officers which will be repaid monthly including interest at 6.5% beginning February, 1996 through January 31, 1999.


C.    INVENTORIES


          ---------------------------------------------------------------------
          OCTOBER 31,                            1995                1994
          ---------------------------------------------------------------------

          Raw materials                      $1,557,000          $1,795,000
          Work in progress                    1,515,000             848,000
          Finished goods                         95,000             110,000
          ---------------------------------------------------------------------
                                              3,167,000           2,753,000
          Less advance payments                  16,000             342,000
          ---------------------------------------------------------------------
                                             $3,151,000          $2,411,000
          ---------------------------------------------------------------------


D.   PROPERTY, PLANT AND EQUIPMENT


          ---------------------------------------------------------------------
          OCTOBER 31,                            1995                1994
          ---------------------------------------------------------------------

          Leasehold  improvement             $   21,000         $        --
          Machinery and equipment             8,853,000           8,581,000
          Furniture and fixtures                617,000             608,000
          Leased asset - land and building    3,600,000           3,600,000
          ---------------------------------------------------------------------
                                             13,091,000          12,789,000
          Less accumulated depreciation       8,611,000           8,207,000
          ---------------------------------------------------------------------
                                            $ 4,480,000         $ 4,582,000
          ---------------------------------------------------------------------


     Maintenance and repairs charged to costs and expenses amounted to $240,000, $239,000 and $353,000 in fiscal 1995, 1994 and 1993, respectively.

E.   INCOME TAXES

     INCOME TAXES - Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109), which requires a change from the deferred method's income statement approach of accounting for income taxes to an asset and liability approach of accounting for income taxes. Under the asset and liability approach, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This change had no effect on the Company's statement of operations.

     The provision (benefit) for income taxes includes the following:


          YEAR ENDED OCTOBER 31,       1995           1994           1993
          -------------------------------------------------------------------

          Current:
             Federal                $(325,000)      $259,000       $275,000
             State                         --         55,000         41,000
             Foreign                       --             --             --
          -------------------------------------------------------------------
          Total Current              (325,000)       314,000        316,000
          -------------------------------------------------------------------
          -------------------------------------------------------------------
          Deferred:
             Federal                 (124,000)      (239,000)       191,000
             State                    (25,000)       (51,000)            --
             Foreign                       --             --             --
          -------------------------------------------------------------------
          Total Deferred             (149,000)      (290,000)       191,000
          -------------------------------------------------------------------
          -------------------------------------------------------------------
                                    $(474,000)       $24,000       $507,000
          -------------------------------------------------------------------




     A reconciliation of the Company's effective rate to the U.S. statutory rate is as follows:


------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,                                                                       PERCENTAGE OF PRE-TAX EARNINGS
                                                                                         -------------------------------------
                                                                                          1995            1994           1993
------------------------------------------------------------------------------------------------------------------------------

Federal tax (benefit)/provisions at applicable statutory rates                            (34.0%)         34.0%          34.0%
Increases (decreases) in income taxes  resulting from:
  State tax benefit, net of Federal tax effect                                             (4.0)           7.0            1.0
  Net changes in current and deferred valuation allowances                                  6.9             --             --
  Other, net                                                                               (4.0)            --             --
------------------------------------------------------------------------------------------------------------------------------
                                                                                          (35.1%)         41.0%          35.0%
------------------------------------------------------------------------------------------------------------------------------


     The components of the deferred tax assets and liabilities as follows:


          --------------------------------------------------------------------
                                                  OCTOBER 31,     OCTOBER 31,
                                                     1995            1994
          --------------------------------------------------------------------

          CURRENT
            Vacation                             $    46,000      $  25,000
            Deferred compensation                     34,000         59,000
            Other                                      3,000         10,000
          --------------------------------------------------------------------
          Total current assets                        83,000         94,000
          --------------------------------------------------------------------
          --------------------------------------------------------------------

          NONCURRENT
            Deferred gain on sale leaseback      $   101,000      $ 111,000
            Depreciation                            (315,000)      (354,000)
            Net operating loss carryforwards         681,000             --
            Research and development
             and investment tax credits
             carryforwards                           528,000        500,000
            Valuation allowance                   (1,078,000)      (500,000)
          --------------------------------------------------------------------
          Total noncurrent liabilities           $   (83,000)     $(243,000)
          --------------------------------------------------------------------
          --------------------------------------------------------------------



     The research and development and investment tax credits and the net operating loss carryforward are available to offset future taxable earnings of the Company. SFAS No. 109 requires that a valuation allowance be created and offset against the deferred tax assets if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred asset will not be realized. The valuation allowance will be adjusted when the credits are realized or when, in the opinion of management, sufficient additional positive evidence exists regarding the likelihood of their realization. The reductions, if any, will be reflected as a component of income tax expense.

     The total current amounts presented above are included in other current assets on the balance sheet.

     The components of earnings/(loss) before income taxes were as follows:


-----------------------------------------------------------------------------

YEAR ENDED OCTOBER 31,                 1995            1994         1993
-----------------------------------------------------------------------------

Domestic                          $(1,343,000)      $ 79,000     $1,377,000
Foreign                                (6,000)       (20,000)        88,000
-----------------------------------------------------------------------------
                                  $(1,349,000)       $59,000     $1,465,000
-----------------------------------------------------------------------------


F.   NET EARNINGS/(LOSS) PER SHARE

     Primary and fully diluted earnings per share for fiscal years ended October 31, 1995, 1994 and 1993 were calculated using the following number of weighted average common shares outstanding:

          -------------------------------------------------------------------
                                       1995           1994           1993
          -------------------------------------------------------------------

          Primary                   6,925,744      7,568,681      7,131,135
          Fully Diluted             6,925,744      7,568,927      7,135,538
          -------------------------------------------------------------------

     Primary and fully diluted earnings per common share were computed based on the assumption that certain dilutive stock options were exercised for the years ended October 31, 1994 and 1993. The dilutive effect of the stock options, warrants and rights was determined using the modified treasury stock method in 1994 and 1993.

     The stock options warrants and rights would have an anti-dilutive effect on earnings per share for the year ended October 31, 1995 and therefore were not included in the calculation of weighted average shares outstanding for both primary and fully diluted earnings per share.



G.   GEOGRAPHIC AND SEGMENT INFORMATION

     The following tabulation details the Company's operations in different geographic areas for the years ended October 31, 1993, 1994 and 1995.


------------------------------------------------------------------------------------------------------------------------------
                                                        UNITED
                                                        STATES                EUROPE          ELIMINATIONS        CONSOLIDATED

------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED OCTOBER 31, 1993:

Revenues from unaffiliated sources                    $22,085,000            $177,000         $        --         $22,262,000
------------------------------------------------------------------------------------------------------------------------------
Operating profit                                      $ 1,666,000            $ 88,000         $        --         $ 1,754,000
------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at October 31, 1993:              $17,297,000            $536,000         $  (578,000)        $17,255,000
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1994:

Revenues from unaffiliated sources                    $19,268,000            $ 14,000         $        --         $19,282,000
------------------------------------------------------------------------------------------------------------------------------
Operating profit/loss                                 $   288,000            $(20,000)        $        --         $   268,000
------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at October 31, 1994:              $17,664,000            $398,000         $  (453,000)        $17,609,000
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1995:

Revenues from unaffiliated sources                    $17,925,000            $382,000         $        --         $18,307,000
------------------------------------------------------------------------------------------------------------------------------
Operating loss                                        $  (789,000)           $ (6,000)        $        --         $  (795,000)
------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at October 31, 1995:              $28,063,000            $960,000         $(1,018,000)        $28,005,000
------------------------------------------------------------------------------------------------------------------------------



     The Company's business is composed of two industry segments: government technology and medical technology. A summary of information relating to these divisions is presented below for the year ended October 31, 1995. Prior to 1995, the Medical Technology Division was considered insignificant and therefore not presented.



------------------------------------------------------------------------------------------------------------------------------
                                                       GOVERNMENT             MEDICAL
                                                       TECHNOLOGY           TECHNOLOGY            OTHER           CONSOLIDATED
                                                         SEGMENT              SEGMENT
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED OCTOBER 31, 1995:

Revenues                                              $15,597,000         $ 2,244,000          $  466,000         $18,307,000
------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss):                              $ 1,017,000         $(2,278,000)         $  466,000         $  (795,000)
------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at October 31, 1995:              $11,433,000         $ 7,003,000          $9,569,000         $28,005,000
------------------------------------------------------------------------------------------------------------------------------
Depreciation and  amortization:                       $   257,000         $   685,000          $  164,000         $ 1,106,000
------------------------------------------------------------------------------------------------------------------------------
Capital expenditures:                                 $   118,000         $   218,000          $   14,000         $   350,000
------------------------------------------------------------------------------------------------------------------------------


     Operating profit (loss) includes all revenues and expenses of the reportable segment, except for interest income, dividend income, other income and exchange losses. These items are shown as part of the "other."

     Identifiable assets are assets used in the operation of each segment. Other identifiable assets consist primarily of cash and assets that are corporate owned.

     Total Government Technology sales in the amounts of $4,633,000, $4,289,000 and $3,825,000 in fiscal 1995, 1994 and 1993, respectively, were made to a single European customer. All sales were export sales and are included in the United States sales to unaffiliated customers. In 1995, three domestic customers accounted for sales of $3,540,000, $1,619,000 and $1,037,000, respectively. As provided in several contracts, customers advance funds to the Company for the purpose of purchasing inventory. The related advances have been offset against these inventories.

H.   COMMITMENTS

     CHANGE IN CONTROL.   The Company has agreements with three of its executive
officers providing severance payments if the executive's employment is terminated within three years after a change in control of the Company (i) by the Company for reasons other than death, disability or cause or (ii) by the executive for good reason. The amount of the severance payment is 2.99 times total average compensation and cost of employee benefits for each of the five years prior to the change in control, subject to a maximum equal to the amount deductible by the Company under the Internal Revenue Code.

     EMPLOYMENT AGREEMENTS. The Company has employment agreements with four key employees. Three of the agreements provide for one year of compensation in the aggregate of $600,000 plus normal benefits and any amounts due under incentive compensation plans in the event the employee is terminated without cause. The fourth agreement provides for a lump sum payment in the amount of $150,000 in the event of retirement subsequent to October 31, 1996.

     CONSULTING AGREEMENT. The Company has a consulting agreement providing one of its directors compensation in the amount of $230,000 in fiscal 1996 and $155,000 in fiscal 1997 for technical and marketing services. This agreement is cancelable with three months notice by either party and expires on May 31, 1998.

     LEASES.   The Company entered into a sale and leaseback arrangement on
October 28, 1994. Under the arrangement, the Company sold its main building in Trenton, New Jersey and agreed to lease it back for a period of 15 years under terms that qualify the arrangement as a capital lease. The buyer/lessor of the building was a partnership, one of the partners of which is an officer and director of the Company. In addition, a non-interest bearing security deposit of $550,000 was paid at closing and included in other non-current assets on the balance sheet. Interest is calculated under the effective interest method and depreciation is taken using the straight line method over the term of the lease.

     The Company's future minimum lease payments related to the sale-leaseback arrangement in effect at October 31, 1995 are as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          Fiscal
          1996                                        $   560,000
          1997                                            560,000
          1998                                            560,000
          1999                                            560,000
          2000                                            615,000
          2001 and thereafter                           5,971,000
                                                      -----------
                                                        8,826,000
          Less interest portion                        (5,259,000)
                                                      -----------
          Present value of net minimum payments       $ 3,567,000
                                                      -----------
                                                      -----------

I.   DEFERRED COMPENSATION PLANS

     The Company has a non-qualified deferred compensation plan that provides for compensation payments to a key individual. Distributions are made five years after amounts are earned.

J.   STOCK OPTION PLANS, WARRANTS AND RIGHTS

     The Company's 1990 Incentive Stock Option Plan reserves 484,000 shares of either Class A or Class B Common Stock for purchase upon the exercise of options that may be granted at not less than the fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no options available for grant under this plan.

     The Company's 1992 Stock Option Plan reserves 700,000 shares of Class A Common Stock for purchase upon the exercise of options. Approximately 44,000 options remain available for grant under this plan. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years.

     The Company's discretionary compensation plan reserves 400,000 shares of Class A Common Stock for issuance upon the exercise of options. Approximately 34,000 options remain available for grant under this plan. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years.

     Information with respect to the aforementioned stock option plans is summarized as follows:


     ---------------------------------------------------------------------------------------------------------------------------
                                                                             Class A             Class B              Total
     ---------------------------------------------------------------------------------------------------------------------------
     Outstanding at October 31, 1992
       ($1.25 to $11.59 per share)                                            607,305              83,984             691,289

     Granted ($7.00 to $8.875 per share)                                      176,300                  --             176,300

     Exercised ($1.25 to $4.00 per share)                                    (194,102)            (74,038)           (268,140)

     Canceled ($3.00 per share)                                                  (172)                 --                (172)
     ---------------------------------------------------------------------------------------------------------------------------

     Outstanding at October 31, 1993
       ($3.00 to $11.59 per share)                                            589,331               9,946             599,277

     Granted ($7.93 per share)                                                400,170                  --             400,170


     Exercised ($3.00 to $8.625 per share)                                    (87,561)                 --             (87,561)

     Canceled ($8.00 - $8.625 per share)                                      (31,450)                 --             (31,450)

     Expired ($10.00 to $11.59)                                                (2,182)                 --              (2,182)
     ---------------------------------------------------------------------------------------------------------------------------

     Outstanding at October 31, 1994
       ($3.00 to $8.875 per share)                                            868,308               9,946             878,254

     Granted ($6.625 to $11.25 per share)                                      46,000                  --              46,000

     Exercised ($3.00 to $8.625 per share)                                   (104,431)             (5,000)           (109,431)

     Canceled ($8.625 per share)                                              (26,483)                 --             (26,483)
     ---------------------------------------------------------------------------------------------------------------------------

     Outstanding at October 31, 1995
       ($3.00 to $11.25 per share)                                            783,394               4,946             788,340
     ---------------------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------------------

     Exercisable at October 31, 1995                                          753,393               4,946             758,339
     ---------------------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------------------


     The Company has issued 665,000 warrants and 332,000 options to consultants and three non-management directors who at prices ranging from $3.00 to $9.375, expiring from 1997 to 2004. One consultant and one director have exercised warrants or options for a total of 20,000 shares during fiscal 1995 at prices ranging from $3.4375 to $7.25 per share. None of these warrants or options have expired to date. Included in the above are 250,000 warrants issued to consultants for services related to the promotion and selling of the Company's stock at an exercise price which was less than the fair market value of the stock at the date of grant. The remaining options and warrants were issued at fair market value at the date of grant.

     During fiscal 1995, the Board of Directors issued options to various employees to purchase a total of 75,000 shares of Class A Common Stock. The options have exercise prices ranging from $7.25 to $8.50 per share (fair market value at the date of grant) and expire in 2000.

     The Company has adopted a 1995 Incentive Stock Option Plan subject to shareholder approval at the 1996 Annual Meeting of Shareholders. The plan reserves 750,000 shares of Class A Common Stock. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years. In October, 1995, the Company granted to employees options to purchase 420,050 Class A Common Shares at either $10 7/8 or 11 15/16 per share (fair market value at the date of grant), exercisable at various rates through 2005.

K.   EMPLOYEE BENEFIT PLAN

     In 1986, the Company adopted a benefit plan under section 401(k) of the Internal Revenue Code. In 1992, the plan was amended to discontinue the Company's contribution. The plan allows all employees to defer up to 17% of their pre-tax income through contributions to the plan.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___ day of January, 1996.


                             BASE TEN SYSTEMS, INC.



       By: /S/ MYLES M. KRANZLER         By: /S/ EDWARD J. KLINSPORT
          ----------------------            ------------------------
            Myles M. Kranzler                 Edward J. Klinsport
         Chief Executive Officer            Chief Financial Officer

                          By: /S/ SUSAN M. KLINSPORT
                             -----------------------
                               Susan M. Klinsport
                          Principal Accounting Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                                                  TITLE          DATE

Myles M. Kranzler, James A. Eby,                  Directors
Edward J. Klinsport, Alan J. Eisenberg,
Alexander M. Adelson, Donald M. Daniels,
Alan S. Poole*



By: /S/ EDWARD J. KLINSPORT                            January __, 1996
   -----------------------------------------
   *Edward J. Klinsport, as attorney-in-fact

                                  EXHIBIT INDEX
EXHIBIT
NUMBER      EXHIBIT                                                         PAGE
------      -------                                                         ----

3.   (a)    Restated Certificate of Incorporation, as amended, of          *
            Registrant (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Registrant's Registration Statement on
            Form S-8 (File No. 2-84451) filed on July 31, 1990).

     (b)    Certificate of Amendment of the Restated Certificate of        *
            Incorporation dated September 1, 1992 (incorporated by reference to Exhibit 4(b)(2) to Amendment No. 3 to
            Registrant's Registration Statement on Form S-1 (File No. 33-48404) filed on September 3, 1992).

     (c)    Amended By-Laws of the Registrant (incorporated by             *
            reference to Exhibit 4(d)(2) to Registrant's Registration Statement on Form S-8 (File No. 33-60454) filed on April
            1, 1993).

4.   (a)    Warrant Agreement dated February 24, 1989 among the            *
            Registrant, F.N. Wolf & Co., Inc. and American Stock
            Transfer & Trust Company (incorporated by reference to
            Exhibit 4.4 to Amendment No. 3 to Registrant's
            Registration Statement on Form S-2 (File No. 33-25302-01) filed on February 15, 1989).

     (b)    Form of Warrant certificate (included in Exhibit 4(a)          *
            hereto).

10.  (a)    1980 Deferred Compensation Agreement between the               * (A)
            Registrant and certain executive officers (incorporated by reference to Exhibit 10.3 to Registrant's Registration
            Statement on Form S-1 File No. 2-70259 filed on December
            16, 1980).

     (b)    1981 Incentive Stock Option Plan of Registrant, as amended     * (A)
            and restated on January 12, 1990 (incorporated by reference to Exhibit 4(c) to Amendment No. 1 to
            Registrant's Registration Statement on Form S-8 (File No.
            2-84451) filed on July 31, 1990).

     (c)    1992 Stock Option Plan of Registrant (incorporated by          * (A)
            reference to Exhibit 10(ai) to Amendment No. 3 to
            Registrant's Registration Statement on Form S-1 (File No.
            33-48404) filed on September 3, 1992).

     (d)    Change in Control Agreement dated October 23, 1991 between     * (A)
            Registrant and Myles M. Kranzler (incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended
            October 31, 1991).

     (e)    Change in Control Agreement dated October 23, 1991 between     * (A)
            Registrant and James A. Eby (incorporated by reference to
            Exhibit 10(f) to Registrant's Annual Report on Form 10-K
            (File No. 0-7100) for the fiscal year ended October 31,
            1991).

     (f)    Change in Control Agreement dated October 23, 1991 between     * (A)
            Registrant and Edward J. Klinsport (incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended
            October 31, 1991).

EXHIBIT
NUMBER      EXHIBIT                                                         PAGE
------      -------                                                         ----

     (g)    Employment Agreement dated as of March 26, 1992 between        * (A)
            the Registrant and Myles M. Kranzler (incorporated by reference to Exhibit 28(b) to Registrant's Current Report on Form 8-K (File No. 0-7100) filed on April 10, 1992).

     (h)    Employment Agreement dated as of March 26, 1992 between        * (A)
            the Registrant and James A. Eby (incorporated by reference to Exhibit 28(c) to Registrant's Current Report on Form 8-
            K (File No. 0-7100) filed on April 10, 1992).

     (i)    Employment Agreement dated as of March 26, 1992 between        * (A)
            the Registrant and Edward J. Klinsport (incorporated by reference to Exhibit 28(d) to Registrant's Current Report on Form 8-K (File No. 0-7100) filed on April 10, 1992).

     (j)    Employment Agreement dated as of March 26, 1992 between        * (A)
            the Registrant and Alan J. Eisenberg (incorporated by reference to Exhibit 28(e) to Registrant's Current Report on Form 8-K (File No. 0-7100) filed on April 10, 1992).

     (k)    Amended Agreement dated July 28, 1992 between the              * (A)
            Registrant and Alexander Adelson (incorporated by reference to Exhibit 10(ar) to the Registrant's
            Registration Statement on Amendment No. 3. to Form S-2 on
            Form S-1 (Registration No. 33-48404) filed on September 3,
            1992).

     (l) Modification of Amended Agreement dated January 11, 1993 between the Registrant and Alexander M. Adelson.

     (m) Amended Modification of Amended Agreement dated January 28, 1994 between the Registrant and Alexander M. Adelson.

     (n)    Amended Consulting Agreement made as of February 24, 1992      * (A)
            between the Registrant and Bruce D. Cowen (incorporated by reference to Exhibit 10(as) to the Registrant's
            Registration Statement on Amendment No. 3. to Form S-2 on
            Form S-1 (Registration No. 33-48404) filed on September 3,
            1992).

     (o) Modification of Amendment Agreement dated January 11, 1993 between the Registrant and Bruce D. Cowen.

     (p)    Consulting Agreement dated March 1, 1994 between the
            Registrant and Bruce D. Cowen.

     (q)    Option Agreement dated as of November 9, 1992 between the      * (A)
            Registrant and Donald M. Daniels (incorporated by reference to Exhibit 10(as) to the Registrant's Annual
            Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1992).

     (r)    Option Agreement dated as of June 5, 1992 between the          *
            Registrant and Strategic Growth International, Inc.
            (incorporated by reference to Exhibit 10(at) to the Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1992).

     (s)    Acquisition Agreement dated October 28, 1994 between the       *
            Registrant and CKR Partners, L.L.C. (incorporated by reference to Exhibit 2(a) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated November 11, 1994).

EXHIBIT
NUMBER      EXHIBIT                                                         PAGE
------      -------                                                         ----

     (t)    Lease dated October 28, 1994 between the Registrant and        *
            CKR Partners, L.L.C. (incorporated by reference to Exhibit
            2(b) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated November 11, 1994).

21.  Subsidiaries of the Registrant

23.  Independent Auditors' Consent.

24.  Power of Attorney

_______________
*    Incorporated by reference.
(A)  A management contract or compensatory plan or arrangement.