Form 10-Q
period 1996-01-31
BASE TEN SYSTEMS INC
filed 1996-03-15
CIK 10242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1996                Commission File No. 0-7100

                             BASE TEN SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

NEW JERSEY                                                            22-1804206
(State of incorporation)                                        (I.R.S. Employer
                                                             Identification No.)
ONE ELECTRONICS DRIVE
TRENTON, N.J.                                                              08619
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code:  (609) 586-7010


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES /x/    NO /_/

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                TITLE OF CLASS                    OUTSTANDING AT MARCH 7, 1996

     Class A Common Stock, $1.00 par value                  7,247,315
     Class B Common Stock, $1.00 par value                    458,254

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BASE TEN SYSTEMS, INC.
                                AND SUBSIDIARIES
                                      INDEX

PART I.      FINANCIAL INFORMATION                                         PAGE

             Consolidated Balance Sheets -- January 31, 1996 (unaudited)
             and October 31, 1995 (audited). . . . . . . . . . . . . . . .  1

             Consolidated Statements of Operations -- Three months ended
             January 31, 1996 and 1995 (unaudited) . . . . . . . . . . . .  2

             Consolidated Statements of Shareholders' Equity -- Three
             months ended January 31, 1996 (unaudited) . . . . . . . . . .  3

             Consolidated Statements of Cash Flows -- Three months ended
             January 31, 1996 and 1995 (unaudited) . . . . . . . . . . . .  4

             Notes to Consolidated Financial Statements. . . . . . . . . .  5

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .  8

PART II.     OTHER INFORMATION

             Item 2:    Changes in Securities. . . . . . . . . . . . . . .  12

             Item 6:    Exhibits and Reports on Form 8-K . . . . . . . . .  12

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                       JANUARY 31, 1996    OCTOBER 31, 1995
                                                                          (UNAUDITED)          (AUDITED)
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  3,641,000        $  7,221,000
   Accounts receivable (including unbilled receivables of
     $5,785,000 in 1996 and $4,421,000 in 1995). . . . . . . . .            8,428,000           7,184,000
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .            3,261,000           3,151,000
   Current Portion of Employee Loan Receivable . . . . . . . . .              131,000             108,000
   Other current assets. . . . . . . . . . . . . . . . . . . . .              461,000             536,000
                                                                         ------------        ------------
     TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .           15,922,000          18,200,000
PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . . . .            4,676,000           4,480,000
Employee Loan Receivable . . . . . . . . . . . . . . . . . . . .              281,000             298,000
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .            5,541,000           5,027,000
                                                                         ------------        ------------
                                                                         $ 26,420,000        $ 28,005,000
                                                                         ------------        ------------
                                                                         ------------        ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .         $    751,000        $  1,246,000
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .            1,584,000           1,454,000
   Income taxes payable. . . . . . . . . . . . . . . . . . . . .              568,000           1,038,000
   Current Portion of Capital Lease Obligation . . . . . . . . .               42,000              42,000
                                                                         ------------        ------------
     TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .            2,945,000           3,780,000

LONG TERM LIABILITIES:
   Deferred Income Taxes . . . . . . . . . . . . . . . . . . . .               79,000              83,000
   Deferred Compensation . . . . . . . . . . . . . . . . . . . .               12,000              90,000
   Other Long-Term Liabilities . . . . . . . . . . . . . . . . .              261,000             266,000
   Capital Lease Obligation. . . . . . . . . . . . . . . . . . .            3,513,000           3,525,000
                                                                         ------------        ------------
     TOTAL LONG-TERM LIABILITIES . . . . . . . . . . . . . . . .            3,865,000           3,964,000

SHAREHOLDERS' EQUITY
   Preferred Stock, $1.00 par value, authorized
   and unissued-1,000,000 shares . . . . . . . . . . . . . . . .                   --                  --
   Class A Common Stock, $1.00 par value,
     22,000,000 shares authorized; issued and outstanding
     7,247,315 shares in 1996 and 7,216,195 shares in 1995 . . .            7,247,000           7,216,000
   Class B Common Stock, $1.00 par value,
     2,000,000 shares authorized; issued and outstanding
     458,254 shares in 1996 and 458,474 shares in 1995 . . . . .              458,000             458,000
   Additional paid-in capital. . . . . . . . . . . . . . . . . .           24,121,000          23,908,000
   Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .          (12,049,000)        (11,179,000)
                                                                         ------------        ------------
                                                                           19,777,000          20,403,000
   Equity adjustment from foreign currency translation . . . . .             (167,000)           (142,000)
                                                                         ------------        ------------
                                                                           19,610,000          20,261,000
                                                                         ------------        ------------
                                                                         $ 26,420,000        $ 28,005,000
                                                                         ------------        ------------
                                                                         ------------        ------------

                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                   JANUARY 31,
                                                                         --------------------------------
                                                                             1996               1995
                                                                             ----               ----
REVENUES
   Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  3,611,000        $  2,750,000
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .               64,000             127,000
                                                                         ------------        ------------
                                                                            3,675,000        $  2,877,000
                                                                         ------------        ------------
COSTS AND EXPENSES:
   Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .            2,458,000           2,344,000
   Research and development. . . . . . . . . . . . . . . . . . .              325,000             207,000
   Selling, general and administrative . . . . . . . . . . . . .            2,103,000           1,687,000
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .              129,000             143,000
                                                                         ------------        ------------
                                                                            5,015,000           4,381,000
                                                                         ------------        ------------
LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . .           (1,340,000)         (1,504,000)

INCOME TAX BENEFIT . . . . . . . . . . . . . . . . . . . . . . .             (470,000)           (524,000)
                                                                         ------------        ------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   (870,000)       $   (980,000)
                                                                         ------------        ------------
                                                                         ------------        ------------
NET LOSS PER COMMON SHARE:
   Primary . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     (.11)  $            (.13)
   Fully diluted . . . . . . . . . . . . . . . . . . . . . . . .                 (.11)               (.13)

AVERAGE COMMON SHARES
 OUTSTANDING:
   Primary . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,699,985           7,036,273
   Fully diluted . . . . . . . . . . . . . . . . . . . . . . . .            7,699,985           7,040,400

                   See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED JANUARY 31, 1996
                                   (UNAUDITED)


                                                                                                        Equity
                                         Common Stock                                                 Adjustment
                       ---------------------------------------------                                     From
                              Class A                 Class B          Additional                       Foreign
                              -------                 -------            Paid-in                       Currency        Treasury
                          Shares     Amount      Shares      Amount      Capital        Deficit       Translation        Stock
                          ------     ------      ------      ------      -------        -------       -----------        -----
Balance-
   October 31, 1995    7,216,195   $7,216,000   458,474   $  458,000   $23,908,000   $(11,179,000)   $  (142,000)            --
Conversions of
Class B Common
to Class A Common            220           --      (220)          --            --             --             --             --

Exercise of options       30,800       31,000        --           --       213,000             --             --
Issuance of Common           100           --        --           --                           --             --             --
Stock

Foreign currency
translation                   --           --        --           --            --             --        (25,000)            --

Net loss                      --           --        --           --            --       (870,000)            --             --
                       ---------   ----------   -------    ---------  ------------   -------------  -------------  -------------
Balance -
   January 31, 1996    7,247,315   $7,247,000   458,254    $ 458,000  $ 24,121,000   $(12,049,000)   $  (167,000)            --
                       ---------   ----------   -------    ---------  ------------   -------------  -------------  -------------
                       ---------   ----------   -------    ---------  ------------   -------------  -------------  -------------


                      See Notes to Consolidated Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                        JANUARY 31,
                                                               -----------------------------
                                                                    1996            1995
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (870,000)   $   (980,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
   Depreciation and amortization                                    352,000         118,000
   Deferred Gain on Sale of Building                                     --         (10,000)
   Accounts Receivable                                             (840,000)       (134,000)
   Inventories                                                     (110,000)       (214,000)
   Employee Loan Receivable - net of current portion               (412,000)             --
   Other current assets                                              52,000         (97,000)
   Accounts payable                                                (509,000)       (234,000)
   Accrued expenses                                                 141,000         172,000
   Deferred compensation                                            (78,000)        (66,000)
   Other assets                                                    (654,000)       (504,000)
   Income taxes payable                                            (470,000)       (524,000)
   Other long-term liabilities                                       (5,000)             --
                                                               ------------    ------------
   NET CASH USED IN OPERATIONS                                   (3,403,000)     (2,473,000)
                                                               ------------    ------------
CASH FLOWS USED IN INVESTING
 ACTIVITIES:
   Additions to property, plant and equipment-net                  (323,000)        (82,000)
   Decrease in Long-Term Lease Obligation -
   net of current portion                                           (12,000)        (10,000)
                                                               ------------    ------------
   NET CASH USED IN INVESTING ACTIVITIES                           (335,000)        (92,000)
                                                               ------------    ------------
CASH FLOWS PROVIDED FROM FINANCING
ACTIVITIES:
   Proceeds from issuance of common stock                           244,000       4,281,000
                                                               ------------    ------------
   NET CASH PROVIDED FROM FINANCING ACTIVITIES                      244,000       4,281,000
   Effect of exchange rate change on cash                           (83,000)        (14,000)
                                                               ------------    ------------
NET (DECREASE) INCREASE IN CASH                                  (3,577,000)      1,702,000
CASH, beginning of period                                         7,218,000       1,869,000
                                                               ------------    ------------
CASH, end of period                                            $  3,641,000    $  3,571,000
                                                               ------------    ------------
                                                               ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid during the period for interest                    $    130,000    $    132,000
                                                               ------------    ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Retirement of Treasury Stock                                $         --    $     12,000
                                                               ------------    ------------

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JANUARY 31, 1996
                                   (Unaudited)
A.   DESCRIPTION OF BUSINESS

     Base Ten Systems, Inc. ("Base Ten" or the "Company") is engaged in the design and manufacture of electronic systems employing safety critical software for defense markets and the development of commercial applications focused on manufacturing execution systems, medical screening and image processing software. The Company also manufactures defense products to specifications for prime government contractors and designs and builds proprietary electronic systems for use in secure communications by various U.S. government agencies.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     1. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995. The results of operations for the quarter ended January 31, 1996 are not necessarily indicative of the operating results for the full year.

     2. BASIS OF PRESENTATION - The Company's consolidated financial statements have been prepared on a historical cost basis.

     3. OTHER ASSETS - Included in other non-current assets are software development costs capitalized in accordance with Statement of
          Financial Accounting Standards No. 86.   As of January 31, 1996,
          capitalized software development costs (net of amortization) were $4,262,000. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product. For the three months ended January 31, 1996, amortization of software development costs was $226,000.

     4. STATEMENT OF CASH FLOWS - For the purposes of the Statements of Cash Flows, the Company considers all investments with a maturity date of three months or less at date of acquisition to be cash equivalents.

     5. INCOME TAXES - Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires a change from the deferred method's income statement approach of accounting for income taxes to an asset and liability approach of accounting for income taxes. Under the asset and liability approach, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This change has not had any effect on the Company's Consolidated Statement of Operations.

     6. CHANGE IN PRESENTATION - Certain balance sheet items for the interim period in fiscal 1995 have been reclassified to conform to the fiscal 1996 presentation.

C.   INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                              JANUARY 31, 1996  OCTOBER 31, 1995
                                              ----------------  ----------------
       Raw materials . . . . . . . . . . . . .   $  1,495,000      $  1,557,000
       Work in process . . . . . . . . . . . .      1,791,000         1,515,000
       Finished goods. . . . . . . . . . . . .         95,000            95,000
                                                 ------------      ------------
                                                    3,381,000         3,167,000
       Less advance payments . . . . . . . . .        120,000            16,000
                                                 ------------      ------------
                                                 $  3,261,000      $  3,151,000
                                                 ------------      ------------
                                                 ------------      ------------

     As provided in several of the Company's contracts, customers advance funds to Base Ten for the purpose of purchasing inventory. The related advances have been offset against inventory.

D.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are summarized as follows:


                                              JANUARY 31, 1996  OCTOBER 31, 1995
                                              ----------------  ----------------
       Machinery and equipment . . . . . . . .      9,149,000      $  8,853,000
       Furniture and fixtures. . . . . . . . .        630,000           617,000
       Leased asset - land and building. . . .      3,600,000         3,600,000
       Leasehold improvement                           39,000            21,000
                                                 ------------      ------------
                                                   13,418,000        13,091,000

       Less accumulated depreciation
       and amortization. . . . . . . . . . . .      8,742,000         8,611,000
                                                 ------------      ------------
                                                 $  4,676,000      $  4,480,000
                                                 ------------      ------------
                                                 ------------      ------------

E.   LONG-TERM CAPITAL LEASE:

     LEASES.   The Company entered into a sale and leaseback arrangement on
     October 28, 1994. Under the arrangement, the Company sold its main building in Trenton, New Jersey and agreed to lease it back for a period of 15 years under terms that qualify the arrangement as a capital lease. The buyer/lessor of the building was a partnership, one of the partners of which is a director of the Company. A non-interest bearing security deposit of $550,000 was paid at closing and included in other non-current assets on the balance sheet. Interest is calculated under the effective interest method and depreciation will be taken using the straight line method over the term of the lease.

     The Company's future minimum lease payments related to the sale-leaseback arrangement in effect at January 31, 1996 are as follows:

             Fiscal
             ------
             1996                                               $   420,000
             1997                                                   560,000
             1998                                                   560,000
             1999                                                   560,000
             2000                                                   615,000
             2001 and thereafter                                  5,970,000
                                                                -----------
                                                                  8,685,000
             Less:  Interest portion                             (5,130,000)
                                                                -----------
             Present value of net minimum payments              $ 3,555,000
                                                                -----------
                                                                -----------


F.   NET LOSS PER SHARE:
     Primary and fully diluted loss per share for the periods ended January 31, 1996 and 1995 were calculated using the following number of weighted average common shares outstanding:

                                                        1996             1995
                                                        ----             ----
     Primary . . . . . . . . . . . . . . . . . . .    7,699,985        7,036,273
     Fully Diluted . . . . . . . . . . . . . . . .    7,699,985        7,040,400


     Primary and fully diluted loss per common share for the period ended January 31, 1995 were computed based on the assumption that certain dilutive stock options and warrants were exercised. The dilutive effect of the stock options and warrants was determined using the "modified treasury stock" method in 1995.

     The stock options, warrants and rights would have an anti-dilutive effect on loss per share for the quarter ended January 31, 1996 and therefore were not included in the calculation of weighted average shares outstanding for both primary and fully diluted loss per share.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OR OPERATIONS
GENERAL

     GENERAL. Base Ten Systems, Inc. ("Base Ten" or the "Company") is engaged in the design and manufacture of electronic systems employing safety critical software for defense markets and the development of commercial applications focused on Manufacturing Execution Systems, medical screening and image processing software. The Company also manufactures defense products to specifications for prime government contractors and designs and builds proprietary electronic systems for use in secure communications by various U.S. government agencies.

     Specialization in extreme reliability defense products has enabled the Company to develop expertise in the field of safety critical technology dedicated to the prevention of performance errors. Operations in this environment during the last two decades have also provided experience in developing advanced quality control procedures for products meeting stringent government standards as well as familiarity with complex government regulations and agency procedures. Over the last several years, Base Ten has redirected resources to decrease its historical dependence on defense contracting and has concentrated on commercial products for highly regulated industries, relying on the same safety critical techniques developed in its traditional businesses. While the Company's non-defense programs involve major potential markets, the resulting products are still primarily developmental and may not succeed in reaching their potential.

RESULTS OF OPERATIONS

     DEFENSE OPERATIONS. The Company has historically concentrated on the design and production of weapons control systems produced for the West German and Italian versions of the Tornado aircraft. Continuation of a software upgrade and new product development for the Tornado program commenced in 1993 along with production orders placed in late 1994 resulted in revenues for the year ended October 31, 1995 of $6.6 million or 36% of revenues. In the first quarter of 1996, Base Ten received initial funding for a new software upgrade program scheduled for completion in 1997, with a contract value of $1.8 million, and continued its production of weapons control products scheduled for delivery beginning in the second quarter 1996.

     In an effort to broaden its product base, the Company initiated development of certain electronic warfare components during the last quarter of fiscal 1995 under a contract from the U.S. Navy. This effort was substantially completed during the first quarter of fiscal 1996. Base Ten is pursuing opportunities to incorporate this product on various Navy aircraft and is negotiating for additional participation leading to full qualification for flight use.

     Base Ten continues to provide manufacturing services to other defense related firms under build to print arrangements. These services have been provided primarily to the McDonnell Douglas company on weapons control systems for the Apache helicopter and on electronic controls for switching assemblies purchased by SPD Technologies for further supply to the U.S. Navy. During the first quarter of fiscal 1996, the Company's build to print business generated revenues of $.7 million compared with $1.4 million for the same quarter last year.

     Despite profit margins limited by strict government procedures and intense competition, the Company believes that its skills and experience continue to make its defense operations a viable market. Base Ten has invested its own funds to develop products for this market despite the lack of assurances that its investments will result in new business. The Company continues to be dependent on government contracts for its principal source of income and would be adversely affected by the loss of defense contracts or customers.

     NONDEFENSE OPERATIONS. During 1995, Base Ten concentrated on the development of manufacturing execution systems for the pharmaceutical industry marketed as PHARMASYST.-TM-

The potential market for manufacturing execution systems across all industries has been projected in various industry publications to reach over a billion dollars by the end of the century. The Company's development effort for this market resulted in 1995 contracts from companies including Abbott Hospital Products Division, Novo Nordisk, Pfizer International Products Group and 3M, with installation planned for 30 sites internationally.

     During the first quarter of 1996, the development of an upgraded Version
2.0 for PHARMASYST-TM- occupied a major portion of the Company's development resources. Planned for introduction during the second quarter of 1996, this modular software package provides standard specifications, test procedures and manuals and adds a high degree of flexibility to control the cost, installation and delivery time to optimize customer return on investment and the Company's profitability. New contracts for this PHARMASYST-TM- upgrade have been initiated with SmithKline Beecham in the United Kingdom, Federa in Belgium and Upjohn/Pharmacia in Puerto Rico. Offices were opened by Base Ten in Copenhagen, Denmark and expanded in Farnboro, England to accommodate additional sales activity concentrating on PHARMASYST.-TM- In the first quarter of 1996, revenues from the sale of PHARMASYST-TM- were $871,000 compared with $48,000 in the same quarter in 1995.

     The Company's contract with J&J Clinical Diagnostics Laboratory for marketing PRENATA-TM-, a software program intended to aid in the detection of the risk of fetal abnormalities, continued to generate royalty income from foreign sales during the first quarter of 1996. The Company has elected to delay the development of additional medical software for domestic sales until the regulatory climate is more conducive to the development of these products.

     In addition to its development of PHARMASYST-TM- and PRENATA-TM-, Base Ten has invested in the development of an archiving system for ultrasound images known as uPACS.-TM- The benefits of uPACS-TM- to hospitals and medical staff are primarily in the reduced cost per image stored and the convenience of accessing images from a large database. During the first quarter of 1996, substantial effort was devoted to the incorporation of advanced features, including a networking system to allow the sharing of a common archiving device by multiple ultrasound scanners. This effort led to an agreement with Kings Hospital in London to develop a hospital imaging system with broad usage throughout a hospital. During the first quarter, additional marketing efforts also resulted in an agreement with distributors to carry the product in several European countries. The Company plans to submit a 510K premarket notification application in March of 1996 to gain FDA clearance to sell uPACS-TM- in the United States. The Company anticipates initial uPACS-TM- sales to begin during the second quarter of 1996.

     Unlike many defense programs in which the Company participates, current development expenses for nondefense products are being funded by Base Ten. A large portion of the software development effort is capitalized and subjected to amortization over a four year period. The selling, marketing and management costs for this effort, devoted primarily to the expansion of the PHARMASYST-TM-market, have had an adverse effect on the Company's financial performance, contributing to a net loss of $870,000 for the first quarter of fiscal 1996.
The Company has limited funds for its development efforts and relies on growth in revenue from the sales of its new products to continue those efforts. Although Base Ten has achieved substantial success in the initial sale of its nondefense products, the Company is subject to substantial risks of competition and changing technology.

     SEASONALITY. The Company's revenues and operating results are subject to quarterly fluctuations due primarily to the timing of contract stage completions and product deliveries as well as the booking of new business. These factors are characteristic of Base Ten's business environment and can impact quarterly performance without necessarily affecting results for the full year or long term profitability. During the first quarter of 1996, the Company's financial results were adversely affected by severe weather in New Jersey, resulting in plant shutdowns and delays in receiving government contracts. These delays resulted in reduced manufacturing output, with an adverse affect on revenues and earnings.

     QUARTER ENDED JANUARY 31, 1996 COMPARED TO THE QUARTER ENDED JANUARY 31, 1995. Revenues for the current quarter were $3,675,000 compared with $2,877,000 in the first quarter of fiscal 1995. The difference resulted primarily from the increase in revenues of the Medical Technology Division from $48,000 in 1995 to $895,000 in 1996.

     Cost of sales as a percentage of revenues was 66.9% in the first quarter of fiscal 1996 compared with 81.4% in 1995. The primary factor was the low cost of sales of PHARMASYST-TM-. Since the development costs are largely capitalized, the remaining costs of labor and overhead are small compared with the resulting revenues.

     Research and development expenses aggregating $325,000 in the first three months of fiscal 1996 and $207,000 in the same quarter last year do not include the capitalized software development costs of $715,000 and $417,000, respectively. The Company's investment in new products on a cash flow basis includes both of these components.

     Selling, general and administrative expenses increased by $416,000 in the first quarter of fiscal 1996, representing 57.2% of revenues compared with 58.6% in 1995. The increase is primarily attributable to the Company's efforts to increase market penetration of its manufacturing execution system.

     Base Ten recognized a net loss of $870,000 or $.11 per share for the first quarter of fiscal 1996 compared to a net loss of $980,000 or $.13 per share for the corresponding quarter last year. The net losses for the interim periods in 1996 and 1995 reflect income tax benefits of $470,000 and $524,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY.  Significant liquidity factors are as follows:

                                              JANUARY 31, 1996  OCTOBER 31, 1995
                                              ----------------  ----------------
          Working capital. . . . . . . . . . .    $12,977,000        $14,420,000
          Current ratio (1). . . . . . . . . .       5.4 to 1           4.8 to 1
          Debt to equity ratio (2) . . . . . .       .34 to 1           .38 to 1

--------------------------------
     (1)  The ratio of current assets to current liabilities.
     (2)  The ratio of total liabilities to shareholders' equity.

     These ratios remained constant during the current quarter with the exception of a decrease of approximately $1 million in working capital. During the first quarter of fiscal 1996, cash decreased by $3.6 million, reflecting the loss for the quarter as well as an increase in other assets of approximately $0.5 million principally comprised of capitalized software development costs and an increase of $1.2 million in accounts receivable.

     CAPITAL RESOURCES. The Company believes that its working capital and funds generated from operations will be sufficient to support its operations and planned development activities.

                           PART II.  OTHER INFORMATION

ITEM 2:   CHANGES IN SECURITIES

     None.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS - None.

     (b)  REPORTS ON FORM 8-K - None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     March 15, 1996
                                        BASE TEN SYSTEMS, INC.
                                        (Registrant)

                                        By: /s/  Myles M. Kranzler
                                        ----------------------------------------
                                            Myles M. Kranzler
                                            President and Chairman of the Board
                                            (Principal Executive Officer)



                                        By: /s/  Edward J. Klinsport
                                        ----------------------------------------
                                            Edward J. Klinsport
                                            Executive Vice President and Chief
                                            Financial Officer