Form 10-Q/A
period 1996-01-31
BASE TEN SYSTEMS INC
filed 1996-04-17
CIK 10242

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                          Amendment No. 1 to Form 10-Q on

                                    FORM 10-Q-A

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                TITLE OF CLASS                    OUTSTANDING AT MARCH 7, 1996

     Class A Common , $1.00 par value                  7,247,315
     Class B Common , $1.00 par value                    458,254

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     April 16, 1996
                                        BASE TEN SYSTEMS, INC.
                                        (Registrant)

                             By: /s/  Myles M. Kranzler
                             ----------------------------------------
                                 Myles M. Kranzler
                                 President and Chairman of the Board
                                 (Principal Executive Officer)



                             By: /s/  Edward J. Klinsport
                             ----------------------------------------
                                 Edward J. Klinsport
                                 Executive Vice President and Chief
                                 Financial Officer (Principal Financial Officer)



                             By: /s/ Susan M. Klinsport
                             ----------------------------------------
                                 Susan M. Klinsport
                                 (Principal Accounting Officer)