Form 10-Q
period 1996-04-30
BASE TEN SYSTEMS INC
filed 1996-06-14
CIK 10242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1996                  Commission File No. 0-7100

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

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


     TITLE OF CLASS                                  OUTSTANDING AT MAY 21, 1996

     Class A Common Stock, $1.00 par value                    7,307,112
     Class B Common Stock, $1.00 par value                      450,177

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             BASE TEN SYSTEMS, INC.

                                AND SUBSIDIARIES

                                      INDEX

Part I.   Financial Information                                             Page

          Consolidated Balance Sheets -- April 30, 1996
          and October 31, 1995 (unaudited) . . . . . . . . . . . . . . . . .   1

          Consolidated Statements of Operations -- Three months and six
          months ended April 30, 1996 and 1995 (unaudited) . . . . . . . . .   2

          Consolidated Statement of Shareholders' Equity -- Six
          months ended April 30, 1996 (unaudited). . . . . . . . . . . . . .   3

          Consolidated Statements of Cash Flows --  Six months ended
          April 30, 1996 and 1995 (unaudited). . . . . . . . . . . . . . . .   4

          Notes to Consolidated Financial Statements . . . . . . . . . . . .   5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . .   8

Part II.  Other Information

          Item 4:   Submission of Matters to a Vote of Security Holders. . .  13

          Item 6:   Exhibits and Reports on Form 8-K . . . . . . . . . . . .  13

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   A S S E T S


                                                                                        APRIL 30, 1996          OCTOBER 31, 1995
                                                                                        --------------          ----------------
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,994,000             $  7,221,000
   Accounts receivable (including unbilled receivables of
    $4,018,000 in 1996 and $3,271,000 in 1995) . . . . . . . . . . . . . . . . .           7,724,000                6,034,000
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,911,000                3,151,000
   Current portion of employee loan receivable . . . . . . . . . . . . . . . . .             128,000                  108,000
   Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             533,000                  536,000
                                                                                        ------------             ------------
     TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,290,000               17,050,000
PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . . . . . . . . . . . .           4,754,000                4,480,000
EMPLOYEE LOAN RECEIVABLE . . . . . . . . . . . . . . . . . . . . . . . . . . . .             212,000                  298,000
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,678,000                6,177,000
                                                                                        ------------             ------------
                                                                                        $ 22,934,000             $ 28,005,000
                                                                                        ------------             ------------
                                                                                        ------------             ------------


                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    973,000             $  1,246,000
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,861,000                1,454,000
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,038,000                1,038,000
   Current portion of capital lease obligation . . . . . . . . . . . . . . . . .              43,000                   42,000
                                                                                        ------------             ------------
     TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .           3,915,000                3,780,000

LONG-TERM LIABILITIES:
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .              77,000                   83,000
   Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12,000                   90,000
   Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             256,000                  266,000
   Capital lease obligation. . . . . . . . . . . . . . . . . . . . . . . . . . .           3,502,000                3,525,000
                                                                                        ------------             ------------
     TOTAL LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .           3,847,000                3,964,000

COMMITMENTS AND CONTINGENCIES  . . . . . . . . . . . . . . . . . . . . . . . . .                  --                       --

SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value, authorized
   and unissued-1,000,000 shares . . . . . . . . . . . . . . . . . . . . . . . .                  --                       --

   Class A common stock, $1.00 par value,
    22,000,000 shares authorized; issued and outstanding
    7,298,112 shares in 1996 and 7,216,195 shares in 1995. . . . . . . . . . . .           7,298,000                7,216,000

   Class B common stock, $1.00 par value,
    2,000,000 shares authorized; issued and outstanding
    450,177 shares in 1996 and 458,474 shares in 1995. . . . . . . . . . . . . .             450,000                  458,000

   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .          24,218,000               23,908,000
   Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16,610,000)             (11,179,000)
                                                                                        ------------             ------------


                                                                                          15,356,000               20,403,000
Equity adjustment from foreign currency translation. . . . . . . . . . . . . . .            (184,000)                (142,000)
                                                                                        ------------             ------------
                                                                                          15,172,000               20,261,000
                                                                                        ------------             ------------
                                                                                        $ 22,934,000             $ 28,005,000
                                                                                        ------------             ------------
                                                                                        ------------             ------------

                         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            SIX MONTHS ENDED              THREE MONTHS ENDED
                                                APRIL 30                       APRIL 30
                                           1996           1995            1996          1995
                                           ----           ----            ----          ----
REVENUES
   Sales . . . . . . . . . . . . .     $ 7,379,000    $ 7,921,000    $ 3,768,000     $5,171,000
   Other . . . . . . . . . . . . .          91,000        213,000         27,000         86,000
                                       -----------    -----------    -----------     ----------
                                         7,470,000      8,134,000      3,795,000      5,257,000
                                       -----------    -----------    -----------     ----------
COSTS AND EXPENSES:
   Cost of sales . . . . . . . . .       5,193,000      5,530,000      2,735,000      3,186,000
   Research and development. . . .         562,000        386,000        237,000        179,000
   Selling, general and
     administrative. . . . . . . .       3,895,000      3,242,000      2,019,000      1,602,000
   Write-off of software
   development costs . . . . . . .       2,429,000             --      2,429,000             --
   Amortization. . . . . . . . . .         561,000        187,000        334,000        140,000
   Interest. . . . . . . . . . . .         260,000        282,000        132,000        139,000
                                       -----------    -----------    -----------     ----------
                                        12,901,000      9,627,000      7,886,000      5,246,000
                                       -----------    -----------    -----------     ----------
EARNINGS/(LOSS) BEFORE
INCOME TAXES . . . . . . . . . . .      (5,431,000)    (1,493,000)    (4,091,000)        11,000

INCOME TAXES/(BENEFIT) . . . . . .              --       (520,000)       470,000          4,000
                                       -----------    -----------    -----------     ----------
NET EARNINGS/(LOSS). . . . . . . .     $(5,431,000)    $ (973,000)   $(4,561,000)    $    7,000
                                       -----------    -----------    -----------     ----------
                                       -----------    -----------    -----------     ----------
NET EARNINGS/(LOSS) PER
COMMON SHARE . . . . . . . . . . .     $      (.70)    $     (.12)   $      (.59)    $      .01

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING. . . . . . . . . . . .       7,708,454      7,169,613      7,717,112      7,339,109


                 See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED APRIL 30, 1996
                                   (Unaudited)


                                                                                                          EQUITY
                                                                                                        ADJUSTMENT
                                      COMMON STOCK                                                         FROM
                          --------------------------------------------    ADDITIONAL                      FOREIGN
                                CLASS A                 CLASS B            PAID-IN                        CURRENCY         TREASURY
                          SHARES      AMOUNT      SHARES        AMOUNT     CAPITAL        DEFICIT       TRANSLATION         STOCK
                          ------      ------      ------        ------     -------        -------       -----------         -----
Balance-
   October 31, 1995     7,216,195   $7,216,000    458,474      $458,000  $23,908,000   $(11,179,000)     $(142,000)           --
Conversions of
   Class B Common
   to Class A Common          628        1,000       (628)       (1,000)
Exercise of options        81,189       81,000                               310,000                                      (7,669)
Issuance of Common
   Stock                      100
Foreign currency
   translation                                                                                             (42,000)
Retirement of Treasury
   Stock                                           (7,669)       (7,000)                                                   7,669
Net loss                                                                                 (5,431,000)
                        ---------   ----------    -------     ---------  -----------   -------------    -----------       ------
Balance -
   April 30, 1996       7,298,112   $7,298,000    450,177     $ 450,000  $24,218,000   $(16,610,000)    $ (184,000)           --
                        ---------   ----------    -------     ---------  -----------   -------------    -----------       ------
                        ---------   ----------    -------     ---------  -----------   -------------    -----------       ------


                      See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           SIX MONTHS ENDED
                                                                               APRIL 30,
                                                                       ------------------------
                                                                         1996            1995
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(5,431,000)   $  (973,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:
    Depreciation and amortization                                        799,000        234,000
    Write-off of software
     development costs                                                 2,429,000             --
    Deferred gain on sale of building                                         --        (15,000)
    Accounts receivable                                               (1,703,000)    (1,871,000)
    Inventories                                                          240,000       (350,000)
    Other current assets                                                 111,000       (375,000)
    Accounts payable                                                    (280,000)      (236,000)
    Accrued expenses                                                     324,000        621,000
    Customers' advance payments                                           93,000        985,000
    Deferred taxes                                                        (6,000)            --
    Deferred compensation                                                (78,000)       (65,000)
    Other assets                                                      (1,381,000)      (464,000)
    Other long-term liabilities                                           (9,000)            --
    Income taxes payable                                                      --       (520,000)
                                                                     ------------   ------------
    NET CASH USED IN OPERATIONS                                       (4,892,000)    (3,029,000)
                                                                     ------------   ------------
CASH FLOWS USED IN INVESTING
  ACTIVITIES:
    Additions to property, plant and equipment-net                      (508,000)      (217,000)
    Decrease in long-term lease obligation - net of current
    portion                                                                   --        (18,000)
                                                                     ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                   (508,000)      (235,000)
CASH FLOWS PROVIDED FROM FINANCING
  ACTIVITIES:
    Repayment of amounts borrowed                                        (21,000)            --
    Proceeds from issuance of common stock                               384,000      4,773,000
                                                                     ------------   ------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                              363,000      4,773,000
    Effect of exchange rate change on cash                              (190,000)        (8,000)
                                                                     ------------   ------------
NET INCREASE IN CASH                                                  (5,227,000)     1,501,000
CASH, beginning of period                                              7,221,000      1,868,000
                                                                     ------------   ------------
CASH, end of period                                                    1,994,000   $  3,369,000
                                                                     ------------   ------------
                                                                     ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest                             $   261,000    $   265,000
                                                                     ------------   ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Retirement of treasury stock                                         $     7,000    $    12,000
                                                                     ------------   ------------

                     See Notes to Consolidated Financial Statements

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SIX MONTHS ENDED APRIL 30, 1996

                                     (Unaudited)


A.  DESCRIPTION OF BUSINESS

    Base Ten Systems, Inc. and subsidiaries ("Base Ten" or the "Company") design, develop, manufacture and market complex electronic systems for the defense industry and comprehensive software solutions for the pharmaceutical industry..

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    1. In management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995. The results of operations for the period ended April 30, 1996 are not necessarily indicative of the operating results for the full year.

         The financial information at the fiscal year ended October 31, 1995 is derived from the audited consolidated financial statements of the Company.

    2. BASIS OF PRESENTATION - The Company's consolidated financial statements have been prepared on a historical cost basis.

    3. SOFTWARE REVENUE RECOGNITION - The Company evaluates each product and/or order on an individual basis to determine the proper revenue recognition method. Contracts to deliver software which require significant customization and/or modification over an extended period of time are accounted for using the percentage-of-completion method. For products and/or orders which are more standardized in nature, revenue is recognized when the earnings process is complete and title has passed, generally upon delivery.

    4. WRITEOFF OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS - A portion of the Company's software development costs since 1991 have been capitalized and included in other non-current assets in accordance with the Statement of Financial Accounting Standard No. 86, Accounting for Costs for Computer Software to be Sold, Leased or otherwise Marketed ("FAS 86"), requiring the amortization of these costs over the estimated economic life of the product. See "Other Assets" below. The Company performs quarterly reviews of the recoverability of its capitalized software costs based on anticipated revenues and cash flows from sales of these products. In the second quarter of fiscal 1996 the Company conducted its regular quarterly review of the recoverability of its capitalized software development costs and determined that neither its PRENVAL nor its uPACS products would achieve sufficient revenues in future periods to justify retention of the related capitalized costs as productive assets. To confirm its determination, the Company reviewed the marketing chronology related to these products. With respect to PRENVAL, it became apparent to the Company in late February 1996, after a discussion with the licensee, that enhancements that are not developed or available for the product were being requested by customers who had a chance to use and test the product during the first quarter of fiscal 1996, and that, as a result, sales would not exceed the amount necessary to generate additional royalties in excess of the minimum required under the license. Thereafter, in May 1996, the Company determined that the licensee had no current plans to market the product in the U.S. as was originally anticipated by the Company. With respect to uPACS, the Com-pany had implemented sales efforts in late 1995 and displayed the pro-duct at certain trade shows in Europe. In December 1995, sales were anticipated for early 1996. However, by early April 1996 it became clear that the anticipated sales would not materialize. The Company concluded that the product, as it then existed, would not generate sufficient sales to recover the capitalized costs, and that only a new product with networking, communications and off-line measurement capabilities was marketable. Accordingly the Company wrote off $2.4 million of such capitalized costs.


    5. OTHER ASSETS - Other assets at April 30, 1996 include $2,571,000 of software development costs that remain capitalized in accordance with FAS 86 after giving effect to the foregoing writeoff of unrecoverable development costs. See "Writeoff of Capitalized Software Development Costs" above. Amortization of the remaining capitalized software development costs is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product.

    6. STATEMENT OF CASH FLOWS - The Company considers all investments with a maturity date of three months or less at date of acquisition to be cash equivalents.

    7. CHANGE IN PRESENTATION - Certain balance sheet items for the interim period in fiscal 1995 have been reclassified to conform to the 1996 presentation.

C.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

                             APRIL 30, 1996        OCTOBER 31, 1995
                             --------------      ------------------

Raw materials ............   $ 1,208,000              $  1,557,000
Work in process...........     1,668,000                 1,515,000
Finished goods ...........        80,000                    95,000
                             -----------              ------------
                               2,956,000                 3,167,000
Less advance payments.....        45,000                    16,000
                             -----------              ------------
                             $ 2,911,000              $  3,151,000
                             -----------              ------------
                             -----------              ------------


D.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are summarized as follows:

                                       APRIL 30, 1996       OCTOBER 31, 1995
                                       --------------       ----------------
Machinery and equipment.............   $  9,320,000             $ 8,853,000
Furniture and fixtures .............        647,000                 617,000
Leased Asset - Land and Building....      3,600,000               3,600,000
Leasehold Improvement                        46,000                  21,000
                                        -----------             -----------
                                         13,613,000              13,091,000
Less accumulated depreciation
and amortization ...................      8,859,000               8,611,000
                                        -----------             -----------
                                       $  4,754,000             $ 4,480,000
                                        -----------             -----------
                                        -----------             -----------

E.  LONG-TERM CAPITAL LEASE:

LEASES.   The Company entered into a sale and leaseback arrangement on October
28, 1995. Under the arrangement, the Company sold its building in Trenton, New Jersey and agreed to lease it back for a period of 15 years under terms that qualify the arrangement as a capital lease. The buyer/lessor of the building is a partnership, one of the partners of which is a director and officer of the Company and another is a director. A non-interest bearing security deposit of $550,000 is paid at closing and included in other non-current assets on the balance sheet. Interest is calculated under the effective interest method and depreciation will be taken using the straight line method over the term of the lease.

    The Company's future minimum lease payments in effect at April 30, 1996 are as follows:

    FISCAL
    1996                                    $  280,000
    1997                                       560,000
    1998                                       560,000
    1999                                       560,000
    2000                                       615,000
    2001 and thereafter                      5,970,000
                                            ----------
                                             8,545,000
Less:
Interest portion                             5,000,000
                                            ----------
Present value of net minimum payments       $3,545,000
                                            ----------
                                            ----------

F.  NET EARNINGS PER SHARE:

    Loss per share for the periods ended April 30, 1996 and 1995 were calculated using the following number of weighted average common shares outstanding for each period. The stock options and warrants would have an anti-dilutive effect on loss per share for the quarter ended, April 30, 1995 and 1996 and therefore were not included in the calculation of earnings per share.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OR OPERATIONS


GENERAL

    The Company designs, develops, manufactures and markets complex precision electronic systems for the defense industry and comprehensive software solutions for the pharmaceutical industry. The Company's products are used in safety critical applications requiring consistent, highly reliable outcomes where any deviation from the defined outcome could have catastrophic end-results. The Company developed a core competency in safety critical applications from its historical focus, the design of electronic systems used primarily in weapons management systems. The Company is now applying this expertise to develop PHARMASYST, a manufacturing execution system targeted at the pharmaceutical industry. The defense business generated 85.2% and 84.1% of total revenues for the year ended October 31, 1995 and the six months ended April 30, 1996, respectively. The Company expects that the defense business will remain a significant component of operations.

    The Company has generally accounted for substantially all its revenues using the percentage of completion method. Under this method, revenues are recognized for each period based upon the portion of a contract completed during such period, with customer invoicing and payments often occuring on a different cycle. As a result, accounts receivable include work that has been completed, but that has not been billed. This approach is applicable for custom development or manufacturing projects. Due to the level of standardization in PHARMASYST, commencing in the second quarter of 1996, the Company will generally recognize revenues from sales of PHARMASYST upon products delivery. The Company will continue to account for any PHARMASYST revenue relating to specific customization requests under the percentage of completion method.

    Research and development for defense-related projects are performed under development contracts with prime contractors under which the Company generally receives full or partial funding. Funding under these contracts is accounted for as revenues.

    Research and development for commercial projects are undertaken at the Company's expense. Since 1991, the Company has spent $6.2 million for such development efforts, including $3.2 million for its PHARMASYST products, $1.7 million for its medical screening software and $1.1 million for its ultrasound image archiving system. Development expenditures for PHARMASYST and other commercial products have consisted primarily of salaries of software engineers.

    Software development expenditures for individual projects are expensed as research and development until a product attains technological feasability. Thereafter, expenditures are capitalized until products attain commercial availability. The Company established technological feasability for PHARMASYST in 1993 and subsequently capitalized $3.2 million in additional expenditures. In addition, an aggregate of $1.7 million and $1.1 million related to the development of its medical screening software and ultrasound image archiving software, respectively, have been capitalized. The amortization period for PHARMASYST is four years.

    In the second quarter of fiscal 1996 the Company conducted its regular quarterly review of the recoverability of its capitalized software development costs and determined that neither its PRENVAL nor its uPACS products would achieve sufficient revenues in future periods to justify retention of the related capitalized costs as productive assets. To confirm its determination, the Company reviewed the marketing chronology related to these products. With respect to PRENVAL, it became apparent to the Company in late February 1996, after a discussion with the licensee, that enhancements that are not developed or available for the product were being requested by customers who had a chance to use and test the product during the first quarter of fiscal 1996, and that, as a result, sales would not exceed the amount necessary to generate additional royalties in excess of the minimum required under the license. Thereafter, in May 1996, the Company determined that the licensee had no current plans to market the product in the U.S. as was originally anticipated by the Company. With respect to uPACS, the Company had implemented sales efforts in late 1995 and displayed the product at certain trade shows in Europe. In December 1995, sales were anticipated for early 1996. However, by early April 1996 it became clear that the anticipated sales would not materialize. The Company concluded that the product, as it then existed, would not generate sufficient sales to recover the capitalized costs, and that only a new product with networking, communications and off-line measurement capabilities was marketable. Accordingly the Company wrote off $2.4 million of such capitalized costs.

SIX MONTHS ENDED APRIL 30, 1996 AND 1995

    Total revenues decreased by $664,000, or 8.2%, from $8.1 million in the six months ended April 30, 1995 to $7.5 million in the same period in 1996. Revenues from defense operations declined by $1.5 million or 18.8% from $7.7 million for the six months ended April 30, 1995 to $6.3 million in the same period of 1996. Revenues from commercial operations increased by $912,000, or 488%, from $187,000 during the six months ended April 30, 1995 to $1.1 million for the same period in 1996.

    The decline in defense revenues resulted from a reduction of $1.9 million, or 64.2% in the amount of contract manufacturing business from $3.0 million to $1.1 million. The reduction was partially offset by an increase in revenues from contracts with a single customer amounting to $422,000, or 18.2%, from $2.3 million to $2.7 million.

    The increase in commercial revenues resulted from sales of PHARMASYST products in the six months ended April 30, 1996. Commercial product revenues amounted to 2.3% and 14.7% of total revenues during the six months ended April 30, 1995 and 1996, respectively.

    Cost of sales declined by $336,000, or 6.1%, from $5.5 million in the six months ended April 30, 1995 to $5.2 million in the same period in 1996. The reduction resulted from decline in total defense revenues. Gross margin decreased from 32.0% to 30.5%. The decrease was due to the fixed nature of certain expenses, partially offset by increased sales of relatively high margin PHARMASYST products during 1996. The gross margin of PHARMASYST sales is relatively high because a substantial portion of the development costs of PHARMASYST was capitalized rather than expensed. Such costs will be amortized over a period of four years.

    Selling, general and administrative expenses increased by approximately $653,000, or 20.1%, from $3.2 million in the six months ended April 30, 1995 to $3.9 million in the same period in 1996 and increased as a percentage of revenues from 39.9% for the six months ended April 1995 to 52.1% for the same period in 1996. The increase consisted of (i) $100,000 in salaries relating to the addition of new sales personnel and $160,000 for salary increases to existing personnel, (ii) $75,000 in advertising and travel relating to the Company's commercial products, (iii) $180,000 in professional fees and
(iv) $138,000 in various other costs.

    Research and development expense increased by $176,000 or 45.6% from $386,000 in the six months ended April 30, 1995 to $562,000 for the same period in 1996. Capitalized software development costs increased by approximately $1.0 million or 90.1% from $1.1 million in 1995 to $2.2 million in 1996. The increase consists primarily of an increase of $940,000 relating to the development of PHARMASYST and $270,000 relating to a weapons control project initiated in 1996, partially offset by a decrease of $360,000 relating to the development of PRENVAL. The Company reviews the commercial feasibility of its capitalized assets on a quarterly basis to determine their projected useful life.

    Amortization expense increased by $374,000 or 200.0% from $187,000 in the six months ended April 30, 1995 to $561,000 for the same period in 1996. The increase primarily reflects increased sales of PHARMASYST products in 1996. Interest expense decreased by $22,000 due the reduction of the capitalized lease obligation through amortization.

LIQUIDITY AND CAPITAL RESOURCES

    During the first six months of fiscal 1996, the Company used $4.9 million of cash in its operations. The use of cash arose primarily from the Company's net loss of $5.4 million for the period and from increases of $1.7 million in accounts receivable from $6.0 million at October 31, 1995 to $7.7 million at April 30, 1996. The Company spent approximately $1.3 million for the development of its PHARMASYST products during the period, of which $ 1.0 million was capitalized as "other assets." The increase in accounts receivable resulted primarily from increased billings during the last month of the second quarter. The Company's loss for the six months ended April 30, 1996 included noncash expense consisting of a writeoff of capitalized software costs aggregating approximately $2.4 million and additional writeoffs of $350,000 relating to other costs and capitalized items as well as depreciation and amortization expense of $799,000 for the period, including $560,000 amortization of capitalized software development costs. A $407,000 increase in accrued expenses from $1.5 million at October 31, 1995 to $1.9 million at April 30, 1996 and a $240,000 reduction in inventories from $3.2 million to $2.9 million reduced the Company's use of cash in operations, offset in part by a $280,000 decrease in accounts payable from $1.2 million to $973,000.

    The Company raised approximately $390,000 from the sale of Common Stock in connection with the exercise of options in the six months ended April 30, 1996 and invested $508,000 in property, plant and equipment leading to a net use of cash of $5.2 million from $7.2 million at October 31, 1995 to $2.0 million at April 30, 1996.

    The Company's current activities and plans for product development and marketing for the balance of fiscal 1996 would require more cash than the Company expects to generate from operations. The Company intends to seek equity financing in the public markets in the third quarter. Should the Company be unable to raise additional funds through such a financing the Company would be forced to reduce its new product developments, marketing efforts, and other costs or seek other sources of capital, including borrowing. The Company currently has no committed lines of credit or other lending arrangements.

                             PART II.  OTHER INFORMATION



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of Base Ten Systems, Inc. was held on March 26, 1996 in New York City. Matters voted on at the meeting were the election of a director and the approval of the Company's 1995 Incentive Stock Option Plan. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to each matter, including a separate tabulation with respect to each nominee for office, is as follows:

1.  Election of Director                           Class A Common
                                                 For            Withheld
                                                 ---            --------
    Myles M. Kranzler                       6,893,521           200,247

2.  Approval of 1995                        Class A Common and Class B Common
                                            ----------------------------------
     Incentive Stock Option Plan       For      Against  Abstentions  Broker
                                                                     Non-Votes
                                       ---      -------- ----------- ---------
                                       644,683   81,255    7,595     305,271

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS - None

    (b)  REPORTS ON FORM 8-K - None.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    June  , 1996
                                  BASE TEN SYSTEMS, INC.
                                  (Registrant)

                                  By: /S/  MYLES M. KRANZLER
                                      ---------------------------------
                                  Myles M. Kranzler
                                  President and Chairman of the Board
                                  (Principal Executive Officer)


                                  By: /S/  EDWARD J. KLINSPORT
                                      ---------------------------------
                                  Edward J. Klinsport
                                  Executive Vice President and Chief
                                  Financial Officer