Form 10-Q
period 1996-07-31
BASE TEN SYSTEMS INC
filed 1996-09-13
CIK 10242

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



For the quarter ended July 31, 1996                   Commission File No. 0-7100

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

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



    TITLE OF CLASS                            OUTSTANDING AT AUGUST 30, 1996

    Class A Common Stock, $1.00 par value                 7,327,968

    Class B Common Stock, $1.00 par value                   449,645

                                BASE TEN SYSTEMS, INC.

                                   AND SUBSIDIARIES

                                        INDEX



Part I.  Financial Information                                              Page

         Consolidated Balance Sheets -- July 31, 1996 (unaudited)
         and October 31, 1995 (audited). . . . . . . . . . . . . . . . . .    1

         Consolidated Statements of Operations -- Three months and nine months ended
         July 31, 1996 and 1995 (unaudited). . . . . . . . . . . . . . .      2

         Consolidated Statements of Shareholders' Equity -- Nine
         months ended July 31, 1996 (unaudited). . . . . . . . . . . . . .    3

         Consolidated Statements of Cash Flows -- Nine months ended
         July 31, 1996 and 1995 (unaudited). . . . . . . . . . . . . . . .    4

         Notes to Consolidated Financial Statements. . . . . . . . . . . .    5


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . .    8


Part II. Other Information

         Item 6:      Exhibits and Reports on Form 8-K . . . . . . . . . .   14

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                        AS OF                 AS OF
                                                                     JULY 31, 1996       OCTOBER 31, 1995
                                                                     -------------       ----------------
                                                                     (UNAUDITED)             (AUDITED)

CURRENT ASSETS:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,260,000         $   7,221,000
    Accounts receivable (including unbilled receivables of
      $3,902,000 in 1996 and $3,271,000 in 1995) . . . . . . . .        5,764,000             6,034,000
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        3,072,000             3,151,000
    Current portion of employee loan receivable. . . . . . . . .          128,000               108,000
    Other current assets . . . . . . . . . . . . . . . . . . . .          448,000               536,000
                                                                    -------------         -------------
      TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .       10,672,000            17,050,000
PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . . . .        4,825,000             4,480,000
EMPLOYEE LOAN RECEIVABLE . . . . . . . . . . . . . . . . . . . .          180,000               298,000
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .        5,588,000             6,177,000
                                                                    -------------         -------------
                                                                     $ 21,265,000          $ 28,005,000
                                                                    =============          =============

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES: . . . . . . . . . . . . . . . . . . . . . .
    Accounts payable . . . . . . . . . . . . . . . . . . . . . .    $   1,060,000         $   1,246,000
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . .        2,421,000             1,454,000
    Income taxes payable . . . . . . . . . . . . . . . . . . . .        1,038,000             1,038,000
    Current portion of capital lease obligation. . . . . . . . .           45,000                42,000
                                                                    -------------         -------------
      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . .        4,564,000             3,780,000

LONG TERM LIABILITIES: . . . . . . . . . . . . . . . . . . . . .
    Deferred income taxes. . . . . . . . . . . . . . . . . . . .           80,000                83,000
    Deferred compensation. . . . . . . . . . . . . . . . . . . .           24,000                90,000
    Other long-term liabilities. . . . . . . . . . . . . . . . .          251,000               266,000
    Capital lease obligation . . . . . . . . . . . . . . . . . .        3,490,000             3,525,000
                                                                    -------------         -------------
      TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . . . . . .        3,845,000             3,964,000

SHAREHOLDERS' EQUITY
    Preferred Stock, $1.00 par value, authorized
    and unissued-1,000,000 shares. . . . . . . . . . . . . . . .               --                    --
    Class A Common Stock, $1.00 par value,
      22,000,000 shares authorized; issued and outstanding
      7,323,068 shares in 1996 and 7,216,195 shares in 1995. . .        7,323,000             7,216,000
    Class B Common Stock, $1.00 par value,
      2,000,000 shares authorized; issued and outstanding
      449,645 shares in 1996 and 458,474 shares in 1995. . . . .          450,000               458,000
    Additional paid-in capital . . . . . . . . . . . . . . . . .       24,378,000            23,908,000
    Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .      (19,115,000)          (11,179,000)
                                                                    -------------         -------------
                                                                       13,036,000            20,403,000
    Equity adjustment from foreign currency translation. . . . .         (180,000)             (142,000)
                                                                    -------------         -------------
                                                                       12,856,000            20,261,000
                                                                    -------------         -------------
                                                                     $ 21,265,000          $ 28,005,000
                                                                    =============         =============


                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                JULY 31                                JULY 31
                                       --------------------------              -------------------------
                                       1996                1995                1996               1995

REVENUES
    Sales. . . . . . . . . . . . .$  2,973,000     $  4,869,000        $ 10,352,000       $  12,790,000
    Other. . . . . . . . . . . . .      59,000          132,000             150,000             345,000
                                  ------------     ------------        ------------        ------------
                                     3,032,000        5,001,000          10,502,000          13,135,000
                                  ------------     ------------        ------------        ------------
COSTS AND EXPENSES:. . . . . . .
    Cost of sales. . . . . . . . .   2,489,000        3,519,000           7,683,000           9,049,000
    Research and development . . .     249,000          165,000             811,000             551,000
    Selling, general and
       administrative. . . . . . .   2,421,000        1,015,000           6,316,000           4,369,000
    Write-off of software
       development costs . . . . .          --               --           2,429,000                  --
    Amortization . . . . . . . . .     246,000           56,000             807,000             131,000
    Interest . . . . . . . . . . .     132,000          135,000             392,000             417,000
                                  ------------     ------------        ------------        ------------
                                      5,537000        4,890,000          18,438,000          14,517,000
                                  ------------     ------------        ------------        ------------

EARNINGS (LOSS) BEFORE
TAXES. . . . . . . . . . . . . . .  (2,505,000)         111,000          (7,936,000)         (1,382,000)

INCOME TAXES (BENEFIT) . . . . . .          --           36,000                  --            (484,000)
                                  ------------     ------------        ------------        ------------

NET EARNINGS (LOSS). . . . . . .   $(2,505,000)    $     75,000        $ (7,936,000)       $   (898,000)
                                  ============     ============        ============        ============

NET  EARNINGS (LOSS) PER
 COMMON SHARE: . . . . . . . . . .
    Primary and fully diluted. . . $      (.33)    $        .01        $      (1.04)       $       (.13)

AVERAGE COMMON SHARES
 OUTSTANDING:. . . . . . . . . . .
    Primary and fully diluted. . .   7,565,040        7,511,023           7,660,300           6,684,017


                    See Notes to Consolidated Financial Statements

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           NINE MONTHS ENDED  JULY 31, 1996
                                     (Unaudited)

                                                                                                      Equity
                                                                                                      Adjustment
                                         Common Stock                                                 From
                           ----------------------------------------------    Additional               Foreign
                              Class A                   Class B              Paid-in                  Currency         Treasury
                           Shares      Amount       Shares      Amount       Capital     Deficit      Translation      Stock
                           -------     -------      -------     -------      -------     -------      ------------     -------

Balance-
    October 31, 1995     7,216,195   $7,216,000    458,474    $ 458,000  $23,908,000  $(11,179,000)   $  (142,000)          --
Conversions of
   Class B Common
   to Class A Common         1,160        1,000     (1,160)      (1,000)

Exercise of options        105,613      106,000                              470,000                                    (7,669)
Issuance of common
   stock                       100

Foreign currency
   translation                                                                                            (38,000)

Retirement of treasury
   stock                                           (7,669)       (7,000)                                                 7,669

Net loss                                                                                (7,936,000)
                        ----------   ----------  ----------   ----------  ----------   ------------     ----------   ----------
Balance -
    July 31, 1996        7,323,068   $7,323,000    449,645    $ 450,000  $24,378,000  $(19,115,000)    $ (180,000)          --
                        ==========   ==========  ==========   ==========  ==========   ============     ==========   ==========

                         See Notes to Consolidated Statements

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)



                                                                     NINE MONTHS ENDED
                                                                         JULY 31,
                                                                ------------------------------
                                                                   1996                1995
                                                                   ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss . . . . . . . . . . . . . . . . . . . . . .    $  (7,936,000)       $   (898,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:
    Depreciation and amortization. . . . . . . . . . . .        1,224,000             349,000
    Write-off of software development costs. . . . . . .        2,429,000                  --
    Accounts receivable. . . . . . . . . . . . . . . . .          270,000          (2,496,000)
    Inventories. . . . . . . . . . . . . . . . . . . . .           80,000              78,000
    Other current assets . . . . . . . . . . . . . . . .           67,000            (432,000)
    Accounts payable . . . . . . . . . . . . . . . . . .         (210,000)            316,000
    Accrued expenses . . . . . . . . . . . . . . . . . .          836,000             (39,000)
    Customers' advance payments. . . . . . . . . . . . .          158,000             469,000
    Deferred compensation. . . . . . . . . . . . . . . .          (66,000)            (62,000)
    Other assets . . . . . . . . . . . . . . . . . . . .       (2,622,000)         (1,529,000)
    Other long-term liabilities. . . . . . . . . . . . .          (14,000)                 --
    Income taxes payable . . . . . . . . . . . . . . . .           (3,000)           (484,000)
     . . . . . . . . . . . . . . . . . . . . . . . . . .     ------------        ------------
    NET CASH USED IN OPERATIONS. . . . . . . . . . . . .       (5,787,000)         (4,728,000)
                                                             ------------        ------------
CASH FLOWS USED IN INVESTING
    ACTIVITIES:
    Additions to property, plant and equipment-net . . .         (697,000)           (260,000)
    Decrease in long-term lease obligation - net of current
    portion. . . . . . . . . . . . . . . . . . . . . . .               --             (35,000)
                                                             ------------        ------------
    NET CASH USED IN INVESTING ACTIVITIES. . . . . . . .         (697,000)           (295,000)
CASH FLOWS PROVIDED FROM (USED IN) FINANCING
    ACTIVITIES:
    Repayment of amounts borrowed. . . . . . . . . . . .          (32,000)                 --
    Proceeds from issuance of common stock . . . . . . .          569,000          11,357,000
                                                             ------------        ------------
    NET CASH PROVIDED FROM FINANCING
    ACTIVITIES . . . . . . . . . . . . . . . . . . . . .          537,000          11,357,000
    Effect of exchange rate change on cash . . . . . . .          (14,000)             (3,000)
                                                             ------------        ------------

NET (DECREASE) INCREASE IN CASH. . . . . . . . . . . . .       (5,961,000)          6,331,000

CASH, beginning of period. . . . . . . . . . . . . . . .        7,221,000           1,868,000
                                                             ------------        ------------

CASH, end of period. . . . . . . . . . . . . . . . . . .     $  1,260,000         $ 8,199,000
                                                             ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest . . . . . .     $    390,000         $   309,000
                                                             ------------        ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
    Retirement of treasury stock . . . . . . . . . . . .     $      7,000         $     12,000
                                                             ------------        ------------


                    See Notes to Consolidated Financial Statements

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NINE MONTHS ENDED  JULY 31, 1996

                                     (Unaudited)


A.  DESCRIPTION OF BUSINESS

    Base Ten Systems, Inc. and subsidiaries (the "Company") design, develop, manufacture and market complex electronic systems for the defense industry and comprehensive software solutions for the pharmaceutical industry.


B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    1. In management's opinion, all normal recurring adjustments necessary for a fair statement of the results are included for the interim periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995. The results of operations for the period ended July 31, 1996 are not necessarily indicative of the operating results for the full year.

         The financial information at the fiscal year ended October 31, 1995 is derived from the audited consolidated financial statements of the Company.

    2. BASIS OF PRESENTATION - The Company's consolidated financial statements have been prepared on an historical cost basis.

    3. MEDICAL SOFTWARE REVENUE RECOGNITION - The Company evaluates each product and order on an individual basis to determine the proper revenue recognition method. Contracts to deliver software which require significant customization or modification for an extended period of time are accounted for under the percentage-of-completion method. For products or orders which are more standardized in nature, revenue is recognized on delivery.

    4. WRITE-OFF OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS - A portion of the Company's software development costs since 1991 has been capitalized and included in other non-current assets in accordance with the Statement of Financial Accounting Standard No. 86, Accounting for Costs for Computer Software to be Sold, Leased or otherwise Marketed ("FAS 86"), requiring the amortization of these costs over the estimated economic life of the product. See "Other Assets" below. The Company performs quarterly reviews of the recoverability of its capitalized software costs based on anticipated revenues and cash flows from sales of these products.

         In the second quarter of fiscal 1996 the Company conducted its regular quarterly review of the recoverability of its capitalized software costs and determined that neither PRENVAL nor uPACS as it then existed would achieve sufficient revenues in future periods to justify retention of the related capitalized costs. Accordingly, the Company wrote off $2.4 million of the balance of such capitalized costs. With respect to PRENVAL, it became apparent to the Company in late
         February 1996, after a discussion with the licensee, that market acceptance of the product was less than anticipated. Thereafter, in May 1996, the Company determined that the licensee had no current plans to market the product in the U.S. as was originally anticipated by the Company and that, as a result, sales would not exceed the amount necessary to generate royalties in excess of the minimum provided under the license. Effective as of the end of the second quarter of fiscal 1996, management resolved to suspend further development of PRENVAL. However, the Company will provide marketing support for the remainder of the license term. With respect to uPACS, the Company had implemented sales efforts in late 1995 and displayed the product at certain trade shows in Europe. In December 1995, sales were anticipated for early 1996. However, by early April 1996, it became clear that the anticipated sales of the stand alone or manual networked version of uPACS would not materialize. The Company concluded that the product, as it then existed, would not generate sufficient sales to recover the capitalized costs and that only a new product with wired networking, communications and off-line measurement capabilities would be capable of producing acceptable sales volume.

    5. OTHER ASSETS - Other assets at July 31, 1996 include $3,304,000 of software development costs that remain capitalized in accordance with FAS 86 after giving effect to the foregoing write-off of unrecoverable development costs. See "Write-off of Capitalized Software Development Costs" above. Amortization of the remaining capitalized software development costs is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product.

    6. Selling, General and Administrative expenses include $.6 million of costs incurred with a Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 19, 1996 and withdrawn on August 12, 1996.

    7. Statement of Cash Flows - The Company considers all investment with a maturity date of three months or less at date of acquisition to be cash equivalents.

    8. CHANGE IN PRESENTATION - Certain balance sheet items for the interim period in fiscal 1995 have been reclassified to conform to the 1996 presentation.

C.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out method) or market.


                                            JULY 31, 1996     OCTOBER 31, 1995
                                            -------------     ----------------

    Raw materials. . . . . . . . . . . .      $ 1,177,000         $ 1,557,000
    Work in process. . . . . . . . . . . .      1,846,000           1,515,000
    Finished goods . . . . . . . . . . .           80,000              95,000
                                              -----------         -----------
                                                3,103,000           3,167,000
    Less advance payments. . . . . . . . .         31,000              16,000
                                              -----------         -----------
                                              $  3,072,00        $  3,151,000
                                              ===========         ===========
D.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are summarized as follows:

                                            JULY 31, 1996    OCTOBER 31, 1995
                                            -------------    ----------------
    Machinery and equipment. . . . . . . .   $  9,449,000         $ 8,853,000
    Furniture and fixtures . . . . . . . .        676,000             617,000
    Leased Asset - Land and Building . . .      3,600,000           3,600,000
    Leasehold Improvement. . . . . . . . .         61,000              21,000
                                             ------------         -----------
                                               13,786,000          13,091,000
    Less accumulated depreciation
    and amortization . . . . . . . . . . .      8,961,000           8,611,000
                                             ------------         -----------
                                             $  4,825,000         $ 4,480,000
                                             ============         ===========

E.  LONG-TERM CAPITAL LEASE:

    LEASES.   The Company entered into a sale and leaseback arrangement on
    October 28, 1994. Under the arrangement, the Company sold its building in Trenton, New Jersey and agreed to lease it back for a period of 15 years under terms that qualify the arrangement as a capital lease. The buyer/lessor of the building is a partnership, two of the partners of which are directors and officers of the Company. A non-interest bearing security deposit of $550,000 was paid at closing and included in other non-current assets on the balance sheet. Interest is calculated under the effective interest method and depreciation will be taken using the straight line method over the term of the lease.

    The Company's future minimum lease payments in effect at July 31, 1996 are as follows:

         Fiscal
         ------
         1996                                            $  140,000
         1997                                               560,000
         1998                                               560,000
         1999                                               560,000
         2000                                               615,000
         2001 and thereafter                              5,970,000
                                                         ----------
                                                          8,405,000

         Less:
         Interest portion                                 4,870,000
                                                         ----------
         Present value of net minimum payments           $3,535,000
                                                         ==========

F.  NET EARNINGS PER SHARE:

    Loss per share for the periods ended July 31, 1996 and 1995 were calculated using the number of weighted average common shares outstanding for each period. The stock options and warrants would have an anti-dilutive effect on loss per share for the quarter ended, July 31, 1995 and 1996 and therefore were not included in the calculation of earnings per share.


G.  SUBSEQUENT EVENT:

    On August 9, 1996, the Company executed an agreement to sell $10 million of its 9.01% convertible subordinated debentures due August 31, 2003. Under the terms of the debentures, the holder can convert the debentures into the Company's Class A Common Stock at $12.50 per share, 125% of the closing price on August 9, 1996. The Company has the right to call the debentures after February 28, 1998, if the Company's stock price trades at certain levels between 150% - 175% of the closing price or $15-$17.50 per share.
    In addition, the Company's financing costs relating to this debenture amounted to approximately $.6 million. These costs will be amortized over the life of the loan. In August 1996, the Company received the proceeds from the above agreement.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                         CONDITION AND RESULTS OR OPERATIONS


GENERAL

    Base Ten Systems, Inc. (the "Company") develops and manufactures electronic systems for the defense industry and software solutions for pharmaceutical manufacturing and related commercial markets. The Company's manufacturing execution, ultrasound archiving and weapons control software products are used in safety critical applications requiring consistent and highly reliable results where any deviation from the defined outcome could cause catastrophic loss. The Company manufactures defense products to specifications for prime government contractors and designs and builds proprietary electronic systems for use in secure communications by various U.S. government agencies.

    The Company developed a core competency in safety critical applications from its historical focus on weapons management systems for military aircraft. This expertise has been employed by the Company to develop various commercial applications that include PHARMASYST, a computerized manufacturing execution system ("MES") used to automate, monitor, control and document highly regulated manufacturing processes, and uPACS, a computerized archiving system for ultrasound images. The Company regards its commercial products, particularly PHARMASYST, as a major source of future growth and has directed a significant part of its business effort to this segment.

MEDICAL TECHNOLOGY OPERATIONS

    In fiscal 1995 and the first nine months of fiscal 1996, the Company's commercial operations generated revenues of $2.2 million and $1.1 million, respectively, primarily from direct sales of PHARMASYST in 1996 and, for fiscal 1995, licensed sales of its PRENVAL medical screening software in Europe. Commercial product sales represented 12% of total 1995 revenues and 10% of total revenues in the first nine months of fiscal 1996.

    PHARMASYST. The Company's PHARMASYST product is a PC driven MES, operating in an open client/server environment that can be readily integrated with existing manufacturing systems. Designed as a standard application rather than a custom solution or toolkit, PHARMASYST acts as an electronic monitor ensuring that the production process complies with a predefined set of specifications to produce a consistent product. The Company believes that PHARMASYST is the only PC driven commercially available standardized MES solution with the necessary functionality and supporting documentation suitable for manufacturing in the pharmaceutical and medical device industries regulated by the Food and Drug Administration (the "FDA"). By automating workflow in the batch process manufacturing environment, PHARMASYST is designed to facilitate compliance with the FDA s current good manufacturing practices ("cGMP") and optimize plant floor efficiency.

    The Company has made PHARMASYST sales to fourteen customers. The Company is currently installing PHARMASYST applications in facilities of Abbott Hospital Products Division, Bayer Inc., Instrument Laboratories and Pfizer International Products Group. Although these sales represent initial installations which may be subject to cGMP validation by the FDA, the Company received orders for an additional 27 installations. Several of the initial installations are scheduled for validation during the latter part of 1996. A number of the remaining installations are overdue in delivery, although the Company does not expect any material cancellation.

    To capitalize on the initial success and potentially broad application of PHARMASYST, the Company has concentrated its development efforts in the first nine months of fiscal 1996 on the completion of PHARM2, a standardized MES product for integrating the PHARMASYST dispensing, electronic batch recording, inventory control and document management applications into existing manufacturing environments, with only the purchased applications activated. As a modular software package, PHARM2 provides standard specifications, test procedures and manuals, adding a high degree of flexibility to control costs and installation time with a view to facilitating compliance with cGMP and optimizing customer return on investment and is expected to be complete by the end of calendar 1996.

    During the first nine months of 1996, the Company increased its technical staff and facilities to accommodate anticipated growth in the MES field and is actively pursuing additional PHARM2 sales to the pharmaceutical and other regulated industries, both domestically and abroad. The Company intends to continue concentrating resources on the refinement and marketing of PHARM2, which it expects to accelerate through arrangements recently implemented with various systems integrators and vendors, including STG-Coopers & Lybrand Consulting AG, Walsh Automation, Bailey Controls Company, Intellution, Toyo Engineering Co. and Taisei Corporation. The shift in resources to exploit the lead time of its MES technology contributed to the Company's net losses in fiscal 1995 and the first nine months of fiscal 1996. These efforts can be expected to result in additional losses over the next several quarters in the absence of substantial increases in PHARMASYST sales.

    REVENUE RECOGNITION FOR PHARM2. The Company has generally accounted for most of its revenues using the percentage-of-completion method. Under this method, revenues are recognized for each period based on the portion of a contract completed during that period, with customer invoicing and payments often occurring on a different cycle. As a result, accounts receivable include work that has been completed but not yet billed. This approach is most suitable for custom development or manufacturing projects. While the Company plans to continue this revenue recognition policy for long term defense contracts and sales of commercial products involving a substantial customization or development component, the Company determined during the second quarter of fiscal 1996, that PHARM2 had recently become standardized. Since most orders for this product did not meet the criteria for long term contract accounting, the Company will recognize revenues from PHARM2 orders generally on delivery. Accordingly, revenues from certain PHARM2 orders that would have been recognized in the second or third quarters of fiscal 1996 under the percentage-of-completion method will not be recognized until subsequent periods. The resulting deferral of revenue recognition on orders for this product line contributed to the Company's losses in the first nine months of fiscal 1996 and will continue to affect its operating results.

    OTHER COMMERCIAL PRODUCTS. Although the Company obtained clearance from the FDA for its PRENVAL medical screening software during 1995 and has received guaranteed royalties under a license agreement for an upgraded version of this product, market acceptance of the product in the EEC has not met expectations. In May 1996, the Company determined that the licensee had no current plans to market the product in the U.S., as originally anticipated, and that royalties in excess of guaranteed minimum levels were unlikely. As a result, although the Company will continue to provide technical and marketing support for the remainder of the license term, it elected to suspend further development of this product line at the end of the second quarter of fiscal 1996.

    During the first nine months of fiscal 1996, the Company invested in the development of uPACS with advanced features, including a networking system which required manual transfer of magneto optical disks to allow the sharing of a common archiving device by multiple ultrasound scanners. During the third quarter of 1996, Base Ten received FDA approval of two separate 510(k) premarket notification applications for uPACS sales in the U.S. on both stand alone and manual networking systems. The Company determined in April 1996 that anticipated sales of the stand alone uPACS software or manual networked systems would not materialize. In September 1996 the Company received commitments from Dr. Kleef Nach. Med. GmbH, an established distributor of medical products in Germany, for exclusive German distribution rights for wired networked versions of uPACS and a purchase order valued at between $350,000 and $450,000 for uPACS units over the next year. These initial successes have encouraged the Company to continue the development of the wired networked uPACS upgrade required for penetrating U.S. markets.

    WRITE-OFF OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS. Development expenses for the Company's commercial products are funded by the Company. Software development costs for these new products are expensed as research and development until they attain technological feasibility. Thereafter, these expenditures are capitalized until the product attains commercial viability. After establishing technological feasibility for PRENVAL in 1992, PHARMASYST in 1993 and uPACS in 1994, the Company incurred capitalized software development costs for these products aggregating $1.7 million, $3.2 million and $1.1 million, respectively, through April 30, 1996. These capitalized software development costs are normally amortized over the estimated economic life of each product as long as the costs remain recoverable.

    The Company performs periodic reviews of the recoverability of capitalized software development costs for its commercial products based on anticipated revenues and cash flows from sales of these products. In the second quarter of fiscal 1996, in view of its decision to defer further development and direct marketing of PRENVAL and the failure to achieve any significant sales of its stand alone or manual networked versions of uPACS software, the Company recognized a $2.4 million writeoff of capitalized software development costs for these products. The Company continues to capitalize its software development costs for PHARM2 pending commercial viability.

    DEFENSE OPERATIONS. The Company's primary revenue source during the last three years and the first nine months of fiscal 1996 has been defense related programs with the United States military and other agencies or contractors. In July 1996, the Company was awarded a subcontract for the design and development of an electronics countermeasures system (Interface Blanker Unit) for use on the U.S. Navy F/A-18 aircraft, with the potential for substantial production work upon completion of the development stage. The Company also received a contract to provide the design and development of a maintenance data recorder for the Apache helicopter, with potential production orders for up to 1,000 systems.

    In addition to domestic defense operations, the sale of weapons control systems for the Tornado fighter aircraft program has remained a major source of revenues. Late in 1995, the Company received full funding on a Tornado production contract, resulting in acceleration of the manufacturing schedule, with shipments commencing in the second quarter of fiscal 1996 and most of the work expected to be completed by the end of the fiscal year. In the first quarter of fiscal 1996, the Company received initial funding for a new software program for the Tornado program under a contract valued at $1.8 million and scheduled to be completed in early 1997. The Company has provided cost information on a potential extension of this program that could lead to additional contracts in the next few years valued at up to $12 million if government funding is available at that time.

    Research and development for many of the Company's defense related projects is performed for prime contractors under development contracts that generally provide for full or partial funding of the development costs. The Company recognizes the funding as revenues upon performance of the associated development work.

RESULTS OF OPERATIONS

    EXPENSE ITEMS AS A PERCENTAGE OF REVENUES. The following table sets forth, for the periods indicated, certain items expressed as a percentage of total revenues.


                                                           NINE  MONTHS ENDED            THREE MONTHS ENDED
                                                               JULY 31,                       JULY 31,
                                                               --------                       --------
                                                           1996           1995           1996           1995
                                                           ----           ----           ----           ----

Revenues:
  Defense. . . . . . . . . . . . . . . . . . . . . . . .      88.1%          86.5%          98.6%          72.6%
  Commercial . . . . . . . . . . . . . . . . . . . . . .      10.7           10.9            0.8           24.8
  Other. . . . . . . . . . . . . . . . . . . . . . . . .       1.2            2.6            0.6            2.6
                                                            -------       --------       --------       --------
Total revenues . . . . . . . . . . . . . . . . . . . . .     100.0          100.0          100.0          100.0
Cost of sales. . . . . . . . . . . . . . . . . . . . . .      73.2           68.9           82.1           70.4
                                                           --------       --------       --------       --------
Gross margin . . . . . . . . . . . . . . . . . . . . . .      26.8           31.1           17.9           29.6
Operating expenses:
  Research and development . . . . . . . . . . . . . . .       7.7            4.2            8.2            3.3
  Selling, general and administrative. . . . . . . . . .      60.1           33.3           79.8           20.3
  Writeoff of software development costs . . . . . . . .      23.1            ---            ---            ---
  Amortization . . . . . . . . . . . . . . . . . . . . .       7.7            1.0            8.1            1.1
  Interest . . . . . . . . . . . . . . . . . . . . . . .       3.8            3.1            4.4            2.7
                                                           --------       --------       --------       --------
Total operating expenses . . . . . . . . . . . . . . . .     102.4           41.6          100.5           27.4
                                                           --------       --------       --------       --------
Earnings (loss). . . . . . . . . . . . . . . . . . . . .     (75.6)         (10.5)         (82.6)           2.2
Income taxes (benefit) . . . . . . . . . . . . . . . . .       ---           (3.7)           ---             .7
                                                           --------       --------       --------       --------
Net earnings (loss). . . . . . . . . . . . . . . . . . .    (75.6)%         (6.8)%        (82.6)%           1.5%
                                                           ========       ========       ========       ========


    NINE MONTHS AND THREE MONTHS ENDED APRIL 30, 1996 AND 1995. Revenues for the first nine months of fiscal 1996 decreased 20.0% to $10.5 million from $13.1 million in the same period last year. For the third quarter of fiscal 1996, revenues were $3.0 million, down 39.4% from $5.0 million in the third quarter of fiscal 1995. The difference resulted primarily from an 18.8% decrease in defense revenues from $11.4 million in the first nine months of fiscal 1995 to $9.2 million in the current nine-month period and a 18.7% decrease from $3.6 million in the third quarter of fiscal 1995 to $2.9 million in the current quarter. The decrease in defense revenues reflects reduced defense bookings at the end of fiscal 1995 and the inability to recognize revenue from two new contracts since work was not authorized until late July, despite selection as a supplier in April, 1996. In addition, revenues from commercial operations decreased by $.3 million in the first nine months of fiscal 1996 and by $1.2 million in the third quarter of fiscal 1996 compared to the same periods last year, reflecting a change in the Company's revenue recognition method for PHARM2 orders and the completion of guaranteed royalties recognized under a PRENVAL license agreement in fiscal 1995. See "Commercial Operations--Revenue Recognition for PHARM2" and "Defense Operations" above.

    During the first nine months of fiscal 1996, domestic defense programs accounted for $5.2 million or 49.6% of revenues compared to $7.1 million or 53.8% of revenues in the year-earlier period. Tornado operations accounted for $4.1 million or 38.7% of revenues in the first nine months of fiscal 1996 and $4.4 million or 33.7% of revenues in the corresponding period last year. During the first nine months of fiscal 1996 and 1995, revenues from the Company's build-to-print business were $1.2 million or 11.2% of revenues and $3.7 million or 28.5% of revenues, respectively.

    Cost of sales declined by 15.1% from $9.0 million or 68.9% of revenues for the first nine months of fiscal 1995 to $7.7 million or 73.2% of revenues in the current nine-month period. For the third quarter of fiscal 1996, cost of sales aggregated $2.5 million or 82.1% of revenues, a decrease of 29.3% from $3.5 million or 70.4% of revenues in the corresponding quarter last year. The primary variables were the lower volumes of defense sales in the current interim periods and the higher portion of fixed costs associated with defense operations. Since the Company's commercial software development costs have been largely capitalized, the margins for these products are higher than defense product margins. As PHARMASYST sales increase as a percentage of total revenues, cost of sales are expected to improve in future periods.

    Research and development ("R&D") expenses aggregated $.8 million or 7.7% of revenues in the first nine months of fiscal 1996 and $.6 million or 4.2% of revenues in the year-earlier period. For the third quarter of fiscal 1996 and 1995, R&D expenses were $.2 million or 8.2% of revenues and $.2 million or 3.3% of revenues, respectively. The Company's R&D expenses do not include capitalized software development costs of $2.8 million in the current nine-month period and $1.7 million in the year-earlier period. The Company's investment in new products on a cash flow basis includes both of these components, although capitalized items only affect operating results through noncash amortization charges over the estimated economic life of each product. Extensive efforts to accelerate the marketability of PHARMASYST and the networked uPACS were recorded as selling, general and administrative expenses rather than R&D expenses or capitalized software development costs.

    Selling, general and administrative expenses increased by 44.6% to $6.3 million in the first nine months of fiscal 1996, representing 60.1% of revenues, compared with $4.4 million or 33.3% of revenues in the year-earlier period. For the third quarters of fiscal 1996 and 1995, these expenses were $2.4 million or 79.8% of revenues and $1.0 million or 20.3% of revenues, respectively. The increase is attributable to the Company's efforts to accelerate development of its PHARMASYST system and to the recognition of transactional costs totaling
$.6 million for a contemplated equity public offering that was withdrawn in August, 1996. See "Liquidity and Capital Resources" below.

    In order to improve financial performance, the Company implemented a cost reduction plan in 1995. The cost reduction plan included a decrease in manufacturing staff, a suspension of various consulting agreements and other cost saving measures. In addition, each officer of the Company and its divisions worked for the minimum wage during part of 1995, and certain of these employees received three year loans equal to their relinquished salary. A portion of these loans were canceled in the first nine months of fiscal 1996 contributing to the increase in selling, general and administrative expenses for the current nine-month period. Additional increases in these expenses are anticipated as the Company continues to strengthen its organization with experienced project and software engineering talent and to increase its marketing and sales activities focused primarily on PHARMASYST sales.

    The Company recognized a nonrecurring charge of $2.4 million in the second quarter of fiscal 1996 from a writeoff of capitalized software development costs for PRENVAL and the stand alone and manual networked version of uPACS. See "Commercial Operations--Writeoff of Capitalized Software Development Costs" above. Noncash charges for amortization of capitalized software development costs increased to $.8 million for the current nine-month period and $.2 million for the current quarter. The writeoff of capitalized expenses in the second quarter of 1996 will contribute to lower amortization charges in future periods.

    Interest expense was $.4 million in the first nine months of fiscal 1996 and 1995. All of the interest expense represents capitalized lease costs incurred under a sale and leaseback transaction involving the sale of the Company's facility in Trenton, New Jersey and repayment of the outstanding mortgage loan at the end of 1994. The transaction resulted in total long term lease obligations aggregating $3.6 million.

    The Company recognized net losses of $7.9 million or $1.04 per share on 7.7 million weighted average shares for the first nine months of fiscal 1996 and $.9 million or $.13 per share on 6.7 million weighted average shares for the corresponding period in fiscal 1995, reflecting the foregoing developments. For the third quarter of fiscal 1996, the Company recognized a let loss of $2.5 million or $.33 per share on 7.6 million weighted average shares.

    FLUCTUATIONS IN QUARTERLY RESULTS.   The Company's revenues and operating
results are subject to quarterly fluctuations due primarily to the timing of contract stage completions and product deliveries as well as the booking of new business. These factors are characteristic of the Company's business environment and can impact quarterly performance without necessarily affecting results for the full year or long term profitability. In the fourth quarter of fiscal 1995, the Company experienced reduced order writing for its defense products, resulting in reduced shipment schedules for the first nine months of fiscal 1996. The Company's financial results for the first nine months of fiscal 1996 were also adversely affected by severe weather in New Jersey, resulting in plant shutdowns. These delays resulted in reduced manufacturing output, with an adverse affect on revenues and earnings. In addition, the percentage of completion method historically used by the Company in accounting for PHARMASYST orders has resulted in its recognition of revenues primarily toward the beginning of the installation schedule. In view of the reduced customization component for PHARM2, revenues from sales of this software commencing in the second quarter of fiscal 1996 are being recognized upon product delivery, adversely affecting operating results for the second and third quarters of the year. See "Commercial Operations--Revenue Recognition for PHARM2" and "Defense Operations" above.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. The Company's working capital decreased from $13.3 million at October 31, 1995 to $6.1 million at July 31, 1996, and cash decreased by $6.0 million, reflecting the loss for the period as well as increases in other assets and accrued expenses. $2.8 million in cash was used in the first nine months of fiscal 1996 to fund capitalized software development costs. Cash remaining at July 31, 1996 totaled $1.3 million.

    During the third quarter of fiscal 1996, the Company planned a public equity offering but elected to withdraw the transaction and alternative financing was secured in August 1996. Although associated transactional costs of $.6 million contributed to the Company's net loss for the third quarter of 1996, the Company's liquidity was improved by the August 1996 issuance of $10 million principal amount of its 9.01% Convertible Subordinated Debentures due August 2003 (the "Debentures"). See "Capital Resources" below.

CAPITAL RESOURCES.

    In November 1994, the Company issued 816,709 shares of its Common Stock upon the exercise of substantially all its expiring Series B Rights at an exercise price of $6.00 per share. Net proceeds from the exercise of the Series B Rights aggregated approximately $4.2 million. In April and May 1995, the Company issued approximately 1.2 million shares of its Common Stock upon the exercise of substantially all its expiring Class A Common Purchase Warrants at an exercise price of $6.00 per share. Net proceeds from the exercise of the Warrants totaled approximately $6.9 million.

    In August 1996, the Company issued the Debentures to a principal stockholder in a private placement, generating net proceeds of $9.4 million and enabling the Company to continue its aggressive development and marketing plans for PHARM2 and its wired networked uPACS. The Debentures are convertible at the option of the holder into the Company's Class A Common Stock at a conversion price of $12.50 per share, representing 125% of the Common Stock closing price on the issuance date. The Company has the right to call the Debentures after February 28, 1998 if the market price of the Class A Common Stock exceeds a specified threshold.

    The Company believes that its working capital and funds generated from operations will be sufficient to support its operations and planned development activities. Accordingly, the Company does not anticipate incurring any long term borrowings other than the Debentures to support its operations for the foreseeable future.

                             PART II.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS - None

    (b) REPORTS ON FORM 8-K - The Company filed a Current Report on Form 8-K on August 12, 1996 relating to an agreement to sell up to $10 million of the Company's 9.01% convertible subordinated debentures due August 31, 2003.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    September 13, 1996
                                       BASE TEN SYSTEMS, INC.
                                       (Registrant)


                                       By: /S/  MYLES M. KRANZLER
                                       --------------------------------------
                                           Myles M. Kranzler
                                           President and Chairman of the Board
                                           (Principal Executive Officer)



                                       By: /S/  EDWARD J. KLINSPORT
                                       --------------------------------------
                                           Edward J. Klinsport
                                           Executive Vice President and Chief
                                           Financial Officer