Form 10-K
period 1996-10-31
BASE TEN SYSTEMS INC
filed 1997-01-28
CIK 10242

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549


                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996       COMMISSION FILE NO. 0-7100

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
         Class B Common Stock                                 Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form
10-K or any amendments to this Form 10-K.  [    ]

As of December 31, 1996, 7,364,230 shares of Class A Common Stock and 445,121 shares of Class B Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $85,599,323 and $2,566,703, respectively.

                         DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

OVERVIEW

    Base Ten Systems, Inc. (the "Company") operates with a Medical Technology Division and a Government Technology Division and designs, develops, manufactures and markets complex, precision electronic systems for the defense industry and comprehensive software solutions for the pharmaceutical and medical device manufacturing industries. The Company's products are used in safety critical applications requiring consistent, highly reliable outcomes where an out-of-specification event could have a catastrophic result. The Company developed a core competency in safety critical applications from its historical focus on designing electronic systems used primarily in weapons management systems for military aircraft. The Company has applied this expertise to develop PHARMASYST-Registered Trademark-, a computerized manufacturing execution system ("MES") used to automate, monitor, control and document highly regulated manufacturing processes.

    PHARMASYST operates on a PC-based system in an open client / server environment and can be readily integrated with industry standard server database engines. PHARMASYST is designed and marketed as a standard application, not a custom solution or toolkit, for implementation into a customer's existing manufacturing facility. PHARMASYST acts as an electronic monitor ensuring that the production process complies with a predefined set of specifications in order to produce a consistent product. The Company believes that PHARMASYST is the premier commercially available PC-based standardized MES solution capable of the necessary functionality and supporting documentation suitable for regulated manufacturing in the pharmaceutical and medical device industries. The Company is engaged in a continuing program to reach compliance with an industry generated standard for Good Automated Manufacturing Practice (GAMP) as a means of differentiating itself from present and future competition.

    The Company believes that PHARMASYST is applicable to the highly regulated pharmaceutical and medical device manufacturing industries. The production of pharmaceuticals is subject to the FDA's current Good Manufacturing Practices
(cGMP), which mandate compliance with technical requirements involving manufacturing production processes. During its inspections, the FDA frequently verifies whether a manufacturer is in compliance with cGMPs. PHARMASYST, through the Company's program of meeting GAMP requirements, is intended to support the manufacturer's verification of a compliant production process in a manner which the Company believes is acceptable to the FDA.

    PHARMASYST offers four manufacturing applications: dispensing, electronic batch recording, inventory control, and document management, collectively encompassing a production process. The Company is currently developing PHARM2, an MES product integrating all four PHARMASYST applications into a customer's manufacturing environment, with only the purchased applications activated. Although no assurances can be given, the Company expects to complete the initial version of PHARM2 containing all four applications and achieve compliance with GAMP in the first quarter of calendar 1997.*

    The Company has entered into collaborative relationships with certain computer system integrators and others that can integrate PHARMASYST with the products and services they provide. The Company has established a relationship with STG-Coopers and Lybrand Consulting AG, Walsh Automation, a Canadian systems integrator, WTI Systems Ltd, an English Systems Integrator, Toyo Engineering Co., a Japanese developer of turnkey manufacturing facilities, Bailey Controls Company, a provider of distributed control systems, Intellution, Inc., a supplier of manufacturing systems for the pharmaceutical industry and the Taisei Corporation, a $15 billion construction and engineering company in Japan.

    The Company develops and manufactures weapons management systems and other defense-related products. Currently, the Company has ongoing development contracts with McDonnell Douglas Helicopter Systems, McDonnell Douglas Aerospace, Daimler-Benz AG, Aerospace, and the U.S. Air Force. Most of these contracts relate to upgrading weapons systems for existing aircraft fleets. In 1996 the Company entered into a program with McDonnell Douglas Helicopter Systems to develop helicopter maintenance data recorders. In addition, the Company entered into a contract with McDonnell Douglas Aerospace for an Interference Blanking Unit used aboard the F-18. A contract for the completion of the product design and early production for components of a missile system was awarded to the Company in October, 1996. The Company has also designed secure communications devices used by the U.S. Navy and the National Security Agency. During fiscal 1995 and fiscal 1996, approximately 85% and 90%, respectively, of the Company's revenues were defense-related. The Company expects that its defense business will continue to remain a significant component of its operations with the potential for substantial production contracts extending over the next ten years. *

MANUFACTURING EXECUTION SYSTEMS

    Manufacturing execution systems are designed to create uniformity in a production sequence by defining the elements of each production step. MES essentially institute a checklist to be followed, defining the raw material inputs, equipment operating instructions, and procedures to be followed in order to maintain consistency in an end product. Historically, manufacturers have implemented MES using paper forms that follow a batch through the production sequence, requiring signatures to verify procedures were followed according to defined procedures. Paper based systems are generally inadequate in enforcing strict manufacturing procedures, rendering such systems susceptible to human errors, leading to an increased possibility of corrupted batches. The production of certain products effecting health and safety, such as pharmaceuticals and consumer products, require greater production process control to decrease the possibility of a corrupted end product. To obtain greater control and increase efficiency, manufacturers have incorporated custom computer solutions into their MES. These solutions are expensive, time consuming to implement, address only limited procedures and generally do not possess the flexibility for expansion or the addition of new technologies.

    The Company believes there is a compelling and immediate need for the pharmaceutical and medical device industries to implement MES that facilitate the demonstration of compliance with FDA cGMP regulations and that these industries are actively seeking suppliers and products to aid in compliance. The products themselves must be developed and proven under rigid controls and procedures in compliance with currently accepted industry standards for validation. In addition, the Company believes pharmaceutical and medical device manufacturers are subject to pressures to improve manufacturing costs in anticipation of the expiration of U.S. patents and the emergence of competing generic drugs and pricing pressures imposed by large retail organizations and Healthcare providers who seek bulk purchases at favorable prices.

THE COMPANY'S MES SOLUTION

    PHARMASYST enables the customer to specify the individual steps of the production process. PHARMASYST interfaces with Manufacturing Resource Planning
(MRP) and Supervisory Control and Data Acquisition (SCADA) systems, information databases and stand-alone production machinery such as scales, blenders and ovens, directing the execution of the production process and continuously monitoring the compliance of each step with the manufacturer's defined specifications. Should PHARMASYST recognize an out-of-specification event, it can adapt to the out-of-specification event by selecting a previously defined and approved alternative procedure in order to allow the process to continue in a compliant manner. If a remedial alternative is not available, PHARMASYST will not authorize commencement of the next production step and can issue a problem notification to supervisory or quality control personnel. In addition, PHARMASYST chronologically tracks and electronically records each input, procedure and output, which provides a powerful tool for the customer to demonstrate ongoing cGMP compliance.

    - Executes workflow instructions, including recipes and equipment operating instructions

    -    Confirms proper execution of procedures

    -    Monitors material flow throughout the entire manufacturing process

    - Verifies testing of intermediate and final products and monitors adherence to quality standards

    - Authorizes progression to the next production step if all events were completed to specification, and

    -    Provides comprehensive real time documentation for each event.

    PHARMASYST provides a standard set of MES applications, not custom systems or system design services. The Company is able to provide customers with a fixed price quotation and estimated delivery schedule based upon an extensive evaluation of user requirements. The Company believes such specificity provides a significant advantage over custom MES solutions that have been characterized by long development and installation schedules and unpredictable costs.

    The Company commenced sales of PHARMASYST in fiscal 1995 and is installing applications at facilities operated by Abbott Laboratories Hospital Products Division, Bayer Inc., Instrument Laboratories and Pfizer Inc. International Pharmaceuticals Group. The Company has received orders for installations for a total of 33 sites and has orders from a total of nineteen pharmaceutical manufacturers including Pfizer Inc. International Pharmaceuticals Group, Minnesota Mining & Manufacturing, Astra, Taisei, Novo Nordisk, Berlex, SmithKline Beecham, Federa and Upjohn/Pharmacia. PHARMASYST normally requires only limited customization for incorporation into existing systems. Based upon orders to date, the Company estimates that a typical PHARMASYST site installation costs between $150,000 and $300,000 and requires six to nine months to install, depending in part on the time necessary for the customer to solidify its requirements.*

    The Company is in the process of integrating the PHARMASYST applications into a single MES product, referred to as PHARM2. PHARM2 will also interface with more database engines and operating systems than earlier PHARMASYST applications, providing increased flexibility and limiting the customization required for an installation. The Company began marketing PHARM2 in April 1996 and expects to complete development of the initial version of PHARM2 containing all four applications in first quarter calendar 1997.*

*FORWARD LOOKING STATEMENT

    THE FOREGOING CONTAINS FORWARD LOOKING INFORMATION WITHIN THE MEANING OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING THE PARTICULAR FACTORS DESCRIBED ABOVE AND IN THIS BUSINESS DISCUSSION AS WELL AS THROUGHOUT THIS ANNUAL REPORT AND IN EACH CASE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS. COMPLETION OF PHARM2 DEPENDS ON, AMONG OTHER THINGS, SUCCESSFUL COMPLETION OF CURRENT TEST EFFORTS AND THE NECESSARY CORRECTIONS TO THE SOFTWARE NEITHER OF WHICH CAN BE ASSURED BY THE END OF THE FIRST CALENDAR QUARTER OF 1997. THE COMPANY DOES NOT UNDERTAKE TO PUBLICLY UPDATE OR REVISE ITS FORWARD LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS (EXPRESSED OR IMPLIED) WILL NOT BE REALIZED.

OTHER PRODUCTS

    ULTRASOUND IMAGING PRODUCTS. In 1994, the Company introduced uPACS-TM-, a system for archiving ultrasound images. That system digitizes, records and stores ultrasound images on CD-ROMs as an alternative to existing film and video storage systems. In April 1996, the Company determined that uPACS was not a commercially viable product, despite anticipated 510(k) premarket clearances that were subsequently granted in June 1996. The Company is developing a new system for archiving ultrasound images with networking, communication, and off-line measurement capabilities. The Company is marketing this new system under the uPACS name and has received orders for approximately $300,000 of this new system.

    MEDICAL SCREENING SOFTWARE. The Company has created three software programs to aid in the prenatal detection of risk for certain birth defects. The first two programs are designed to accelerate the computation of risk detection for neural tube defects (PRENVAL I) and Down's syndrome (PRENVAL IA) in pregnant women. A portion of the third program was sold and the remainder licensed to the Johnson & Johnson Clinical Diagnostic Division ("Johnson & Johnson"), located in Amersham, England. Johnson & Johnson offers this software as PRENATA, a trademark of Johnson & Johnson, in connection with the sale of its products used in the detection of fetal abnormalities throughout the world, except for the United States. The Company's agreement with Johnson & Johnson provides for guaranteed minimum royalties for a period of five years beginning October 1994. The aggregate minimum royalties of $1.8 million collectable for 1995 through 1999 were earned in fiscal year 1995. The

Company has terminated further self-funded development efforts of these products because the Company believes that the market and further revenue potential of the products does not currently justify the cost of further development.

DEFENSE-RELATED PRODUCTS

    GENERAL. The Company develops and manufactures electronic systems for defense applications and provides contract manufacturing services for prime defense contractors. These products primarily relate to weapons management in high performance military aircraft and employ the Company's safety critical technology and software. The Company designs products internally, in conjunction with defense contractors, and under U.S. government contracts.

    TORNADO PROGRAM. Since 1976, the Company has been involved in the design and production of weapons control systems for the German and Italian versions of the Tornado aircraft. These systems are designed to aid the operator of a sophisticated combat aircraft in deploying highly complex weapons. The Tornado program is a joint program of the governments of Germany, United Kingdom, and Italy for a multi-role combat aircraft to meet the particular defense missions of these three countries. The Company's participation in Tornado programs has also included contracts to supply certain elements of the system to British Aerospace for sale to the United Kingdom and Saudi Arabia.

    The most important and complex weapons control system manufactured by the Company for the Tornado program is the Stores Management System ("SMS"). The SMS employs a visual display to communicate the current status of weapons on board the aircraft to the operator. It permits the operator to select appropriate weapons, to confirm or change the selection of weapons, and to execute other functions such as weapon jettison and fault detection. All of these actions are regulated by a weapons programming unit containing multiple microprocessors and their memories. The SMS has up to seven electronic units, remotely located from the weapons programming unit, to receive and decode release instructions and activate switches connected to weapon release mechanisms.

    The Company manufactures the SMS for the Tornado program under a contract with Daimler Benz Aerospace (DASA). In fiscal 1993, 1994, 1995, and 1996, sales under the Tornado program accounted for approximately 17%, 36%, 36% and 37%, respectively, of the Company's total revenues. In 1995, the Company received full funding for additional production of weapons control products for the Tornado program under contracts valued at approximately $6.3 million. This contract is expected to be completed in early 1997. In the first quarter of fiscal 1996, initial funding was received for Tornado software upgrades under a contract valued at $1.8 million extending into 1997.

  OTHER PROGRAMS. The Company has designed and manufactured Sidewinder control systems for the U.S. Air Force A-10 aircraft, the A-4 modernization programs for the Royal Air Force of New Zealand and certain aircraft flown by the Greek Air Force, and the F-5 aircraft for delivery to the Taiwan Air Force.

    Since 1980, the Company as a contract manufacturer has supplied electronic systems to McDonnell Douglas Helicopter Systems for use aboard the U.S. Army's Apache helicopter. The Company is also a contract manufacturer for SPD Technologies, Inc., a circuit breaker manufacturer, and for certain agencies of the U.S. government.

    The Company has funded research and development of technology used for the control of air-to-air and air-to-ground missiles such as Sidearm, Stinger and Mistral and has provided a missile control system for the Stinger missile for experimental use aboard the U.S. Army's Apache helicopter. Early in the year, the Company received $225,000 towards the development of a component of an electronic warfare system deployed on a fighter aircraft for the predetermined release of chaff and flare to avoid hostile fire.

    NEW PROGRAMS The Company was notified by McDonnell Douglas Helicopter Systems in April 1996 that it has been selected to provide the design, development, and initial production of a maintenance data recorder (black box) for the U.S. Army's Apache helicopter. Revenue for this contract will be recognized in 1996, 1997, and 1998. Follow on production, if awarded to the Company, is expected to continue beyond the year 2000 assuming government funding.

    In May, 1996 the Company was notified that it had been selected to provide the engineering and initial production for an Interference Blanking Unit (IBU) used aboard the F-18. This project scheduled for completion in 1997 has potential application for usage aboard other aircraft for both the U.S. and its allies. If procured for the F-18 alone the IBU could require production runs beyond the year 2000 providing government funding and strategic defense decisions continue, neither of which can be assured.

    SECURE COMMUNICATIONS PRODUCTS. The Company has engaged in the development and sale of products for secure communications systems to the National Security Agency and the U.S. Navy. The Company's initial product was a telecommunications interface known as a TCIA for the transmission of encrypted data over a conventional T1 telephone line. The TCIA was endorsed by the National Security Agency in 1991 but has been restricted to government users.

    In 1991, the Company was awarded a contract to manufacture Bus Interface Units for the U.S. Navy's communication system using the Navy's design. The Company subsequently created a proprietary device, known as the Bus Interface Card ("BIC"), to substitute for the Bus Interface Unit, and has since sold over 9,500 of these devices. The BIC connects external signals to a signal bus through software driven control circuits. The software, programmed to prioritize signals for processing, was designed by the Navy but includes BIC software which was designed by the Company. The Company anticipates further contracts for this product over the next several years, although at a slower rate than in prior years. The Company also developed a proprietary device known as the Synchronous Line Interface Card ("SLIC"). The SLIC is suitable for laptop computers and performs the same functions as the BIC. The Company has received a small quantity of orders for this device but believes that SLIC may eventually replace the BIC as the device of choice.

SALES AND MARKETING

    The Company currently markets PHARMASYST and PHARM2 through a direct sales force in North America, consisting of four sales people, one of whom serves as North American sales manager. Outside of North America, the Company has a sales person in England, Denmark, Belgium and Tokyo.

    The Company's marketing efforts for PHARMASYST and PHARM2 consist primarily of negotiating with third parties to develop collaborative efforts with the Company in the sale and marketing of its PHARMASYST products, advertising in industry periodicals, attending trade shows, and participating in industry symposiums sponsored by the International Society for Pharmaceutical Engineering and the Manufacturing Execution Systems Association. In addition, certain of the Company's customers have agreed to allow their PHARMASYST installations to be used as reference accounts for potential customers. The Company believes the ability to demonstrate existing installations will serve as a powerful marketing tool.

    The Company currently markets its defense products through four sales people, one of whom focuses exclusively on McDonnell Douglas, with the others addressing the remaining significant U.S. defense contractors. In addition, certain officers of the Company are responsible for maintaining relationships with specific U.S. and foreign defense contractors. The Company relies on established relationships with major defense contractors such as Daimler-Benz AG Aerospace, McDonnell Douglas, Northrop, and various agencies within the U.S. Department of Defense to develop further business based on past association and familiarization with existing programs such as Tornado, F-5, Apache Helicopter, and the A-10 combat aircraft. These opportunities require management attention and technical support more than sales persons.

RESEARCH AND DEVELOPMENT

    The Company's commercial product development efforts are currently directed at the development of PHARM2 and a new image archiving system to be marketed under the uPACS name. The Company believes that commercial success in the MES and other markets will depend on its ability to provide product improvements or version upgrades. Consequently, the Company intends to continue to devote significant resources to developing product upgrades.

    The Company's defense-related product development efforts consist of designing new weapon control systems and upgrades for existing aircraft fleets based upon specifications provided by defense contractors. Generally, such development projects are undertaken pursuant to contractual arrangements with defense contractors, under which the Company receives full or partial funding. The Company believes its participation in development contracts provides an advantage in bidding for subsequent production contracts.

    The Company has developed concepts for certain "regulatory implementation" software intended to verify in real-time that a computer involved in critical applications is functioning as intended and that certain critical tasks are being performed within specified parameters. It has also developed certain concepts to provide software authors and programmers an environment for developing safety critical software.

    During fiscal 1994, 1995 and 1996, the Company capitalized $1.5 million, $2.3 million and $3.8 million of software development costs, and expensed approximately $.9 million, $.9 million, and $1.0 million, in research and development expenditures, respectively. The Company's research and development staff consists of approximately 62 engineers and designers equally divided between defense and commercial product development.

COMPETITION

    The MES software market is intensely competitive and subject to rapid change. The principal competitive factors in this market include product functionality and quality, ease and speed of implementation and use, total cost, process manufacturing expertise, customer service and satisfaction, supported hardware and software platforms, the underlying technology and architecture of the product, vendor reputation and the ability and experience to document the software design life cycle to accepted industry validation standards. The Company believes that it competes effectively with respect to these factors, although it may be at a disadvantage against companies with greater financial, marketing, and technical resources.

    The Company's competitors for MES software include Consilium, Incode, SAP AG, Intellution, Inc. and ProPack GmbH. While the Company believes that PHARMASYST is the premier commercially available, comprehensive standardized PC-based MES solution capable of the necessary functionality and supporting documentation suitable for regulated manufacturing found in the pharmaceutical and medical device manufacturing industries, many of these competitors offer products that provide specific MES applications, or toolkits that can be used for internal system development. Consilium offers FlowStream, an MES developed for the highly regulated pharmaceutical and bulk chemical manufacturing industries. In addition, the Company competes with system integrators and internal corporate MIS departments. The Company believes that internal MIS departments, which are responsible for developing and operating a manufacturer's management information systems and who are instrumental in the approval process for PHARMASYST, provide a significant source of competition.

    Competition among providers of software for manufacturers is likely to increase substantially for many reasons. A number of companies offering products developed for discrete manufacturers have announced plans to introduce products designed more specifically for process manufacturers. Some companies offering host-based systems for process manufacturers have begun to offer or have announced plans to introduce products for client/server computing and to increase the number of hardware platforms on which their software operates. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    There can be no assurance that the Company will compete successfully with new or existing competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, results of operations and financial condition.

    The defense business is also highly competitive and subject to rapid change. The Company competes primarily on its expertise in designing safety critical applications. The Company competes with large defense contractors and specific departments of large electronic companies. The Company's competitors include McDonnell

Douglas, Lockheed Martin, Hamilton Standard Company, a division of United Technologies Corporation, GEC Marconi, Elbit and Smiths Industries. Many of the Company's competitors are larger and have more resources to devote to, among other things, internally-funded development efforts that could provide advantages in competitive bidding.

MANUFACTURING

    The Company's defense-related operations involve assembling and testing final products from components and subassemblies purchased from third parties. The Company also designs software used in the products manufactured pursuant to third-party requirements. All of the Company's defense-related development and production activities take place in its Trenton, New Jersey facility.

    Electronic components, such as transistors, resistors, integrated circuits and diodes, and subassemblies used in the Company's products, are purchased by the Company from a large number of suppliers and are generally available from alternative sources. However, for some components and subassemblies, the Company relies on a single source of supply. For such components and subassemblies, the Company attempts to maintain inventory levels sufficient to cover foreseeable production requirements for a period the Company believes will be sufficient to locate alternative sources of supply or to develop alternative designs that avoid reliance on those components or subassemblies.

    As part of its contract manufacturing services, the Company offers supporting engineering services to develop a prime contractor's design and solve technical and manufacturing problems.

BACKLOG

    A majority of the Company's sales and unbilled orders are with defense-related customers. Commercial software backlog is related to PHARMASYST products. Backlog as of October 31, 1996 was approximately $11.6 million, with $8.3 million scheduled for delivery in the current fiscal year. At fiscal 1996 year end, $4.1 million, or nearly 36% of the backlog, was related to PHARMASYST product orders with the remainder associated with the defense business.

PROPRIETARY RIGHTS

    The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret law, and contractual arrangements. However, existing copyright laws offer only limited practical protection for software. Furthermore, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Under certain circumstances, customers of the Company may be entitled to limited access of the PHARMASYST source code. Customer access to source code may increase the possibility of misappropriation or other misuse of the Company's software. Accordingly, it may be possible for unauthorized third parties to copy certain portions of the Company's software or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary software will be adequate or that competitors will not independently develop technologies similar to the Company's.

    The Company has obtained a patent for a portable memory device that may be integrated into future PHARMASYST products, a patent for technology relating to its PRENVAL software, three patents covering elements of its regulatory implementation software technology, and a patent for a device relating to the fuzing of rockets. In addition, the Company has filed applications for a patent covering certain aspects of the safety critical technology in PHARMASYST and for several patents covering elements of its imaging technology.

    In addition, the Company funded a patent application covering technology for the detection of various brain abnormalities and, in April 1996, the patent was granted. Pursuant to certain rights stemming from its funding of the patent application, the Company plans to negotiate with the owners of the technology regarding the Company's participation in the commercialization of the technology.

    While the Company has received certain patent protection, there can be no assurances that any additional patents will be issued, that the scope of any patent protection will be adequate, or that any current or future issued patents will be held valid if challenged.

    The Company believes that its products and technology do not infringe any existing proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future.

REGULATION

    COMMERCIAL PRODUCTS. The Company's PHARMASYST software products do not require FDA clearance or approval at this time although the Company anticipates that such approval may be required in the future. However, those products are intended to facilitate compliance by pharmaceutical manufacturers with the FDA's cGMP regulations and are designed to be integrated into a manufacturer's production systems. A pharmaceutical manufacturer's systems, including any PHARMASYST applications used, must be capable of sufficiently documenting the production of each batch of product to be in compliance with cGMP. Further, the manufacturer must be able to demonstrate to the FDA that its systems have that capability under a variety of circumstances. The Company is engaged in a continuing program to reach compliance to Good Automated Manufacturing Practice (an industry generated standard) to enable fulfillment of its obligations.

    Other products the Company has developed are considered, and the archiving software for ultrasound images that the Company intends to develop will be considered, "medical devices" under FDA regulations. Before such products may be marketed in the U.S., they must receive FDA clearance of a premarket notification application ("510(k) clearance") or FDA clearance of a premarket approval application ("PMA"). In June, 1996 the Company received 510(k) clearance to market several versions of uPACS. Obtaining such clearance can take substantial time and can require substantial expenditures. Many other countries regulate the manufacture, marketing and use of medical devices in ways similar to the U.S. There can be no assurance that the Company will be able to obtain required clearances for any products it develops on a timely or cost-effective basis, if at all.

    DEFENSE-RELATED PRODUCTS. The Company's United States military contracts are subject to pricing restrictions and audit procedures. After being selected as the successful bidder for a government contract, profits for most products and systems developed for domestic defense programs are subject to fact finding, with negotiated profits limited to approximately 10% of costs, some of which costs are not recognized for this purpose. The Company has undergone routine government audits of its defense contracts from time to time and these audits have upheld the Company's pricing. Most of the Company's foreign sales involve defense-related products that are subject to export control through the Department of State's Office of Munitions Control under the International Traffic in Arms Regulations ("ITAR") adopted under the Arms Export Control Act. All articles and services listed on the United States Munitions list, which may be amended from time to time, fall under these regulations. In order to export products or services subject to these regulations, the Company must first acquire licenses from the Department of State for each individual contract. State Department policies, as supplemented or modified by the Department of Defense or other applicable government agencies, identify products that cannot be exported and certain countries to which export is prohibited or limited. ITAR also imposes certain restraints on foreign customer contracts and defense product development. Since the Company intends to continue its pursuit of foreign military sales as a source of revenues, ongoing compliance with ITAR is necessary.

    Should government policy dictate that some of the Company's products are of a sensitive technological character in which the best interests of the United States will be served by prohibiting their export, the Company could suffer a serious and immediate loss of business. The Company's principal foreign markets for defense-related products are located in the NATO countries and other nations friendly to the United States. To date, the United States government has not denied requests by the Company for licenses to export any of its products or technical data to these countries except in instances where all United States manufacturers of similar products would be equally denied.

EMPLOYEES

    The Company currently employs a total work force of 213 persons, including 62 engineers and designers, plus additional contract labor. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.

SECURITY CLEARANCE

    The Company relies on the continuance of its security clearances and clearances of its employees from agencies of the United States government and from NATO for its defense products. Loss of these clearances could have an immediate and adverse effect on the Company's business. The Company has never experienced any material deficiencies in the manner and method of complying with prescribed security regulations and expects to continue as an approved facility.

FOREIGN OPERATIONS

    Information on the Company's operations in different geographic areas is provided in Note G of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

ITEM 2.  PROPERTIES.

    The Company's principal facility in the United States is in Trenton, New Jersey. The Company occupies 82,000 square feet in Trenton for its corporate headquarters and engineering, manufacturing and support activities. The lease for such space expires in October 2009. The Company leases approximately 3,000 square feet of space in Camberley, England for use as administrative offices and software development facilities. The lease for the office space in the Camberley facility expires in March 2003. The Company also leases small office facilities in Copenhagen, Brussels and Tokyo.

    The Company's headquarters and manufacturing facility in Trenton, New Jersey was subject to a sale and leaseback transaction completed in October 1994. The Company's fifteen year lease on the facility includes a repurchase option first exercisable at $4.3 million during fiscal 1996, declining to $3.5 million during the last five years of the lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1996.

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

    The following table sets forth the high and low sale prices of the Company's Class A Common Stock and Class B Common Stock as reported by Nasdaq for the periods indicated:

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           CLASS A COMMON STOCK        CLASS B COMMON STOCK
                                SALE PRICE                  SALE PRICE
                          ----------------------      ----------------------
FISCAL 1996:                HIGH         LOW            HIGH           LOW
-----------                ---------    ---------       ---------     ---------
First quarter. . . . . .  $  13 1/4   $  10 1/8       $  12 5/8     $  10 1/2
Second quarter . . . . .     11 1/8       8 7/8          11 1/4         9 1/2
Third quarter. . . . . .     13 1/2       9 15/16        14 3/4        11 3/8
Fourth quarter . . . . .     13 1/4      10              14            13 1/2

FISCAL 1995:
------------
First quarter. . . . . .  $   8 1/4   $   6 1/4       $   8         $   6 5/8
Second quarter . . . . .      9       $   6 3/4       $   9 1/8     $   7 1/2
Third quarter. . . . . .     10 1/8       6 3/4          10 3/4         7
Fourth quarter . . . . .     11 5/8       9 1/8          12 3/8        10 1/8

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    As of December 31, 1996, there were approximately 658 record holders of Class A Common Stock and 158 record holders of Class B Common Stock.

    Base Ten has not paid cash dividends on its Common Stock since 1985. The present policy of the Board of Directors is to retain any future earnings to provide for the Company's growth.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected financial data for Base Ten and its subsidiaries. The financial data for the fiscal years ended October 31, 1994 through October 31, 1996 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report and should be read in conjunction with those Consolidated Financial Statements and related Notes.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                         (IN THOUSANDS EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------
   YEAR ENDED OCTOBER 31,                 1996           1995           1994           1993           1992
---------------------------------------------------------------------------------------------------------------

 SUMMARY OF OPERATIONS:
 Revenues                              $   14,891    $   18,307    $   19,282     $   22,262     $   19,068

 Earnings (Loss) from continuing
   operations before income taxes
   and extraordinary item (1)          $  (10,006)   $   (1,349)   $       59     $    1,465     $      695

 Income taxes (benefit)                $   (1,047)   $     (474)   $       24     $      507     $      198

 Net earnings (Loss) from
   continuing operations before
   extraordinary item                  $   (8,959)   $     (875)   $       35     $      958     $      497

 Extraordinary Item:
 Income tax/benefit from
   utilization of loss carryforward            --            --            --             --     $      198

 Net earnings (Loss)                   $   (8,959)   $     (875)   $       35     $      958     $      695
--------------------------------------------------------------------------------------------------------------
 Net earnings (Loss) per share         $    (1.16)   $     (.13)   $      .03     $      .17     $      .19
--------------------------------------------------------------------------------------------------------------
 SUMMARY BALANCE SHEET
--------------------------------------------------------------------------------------------------------------
 AS OF OCTOBER 31,                        1996           1995           1994           1993           1992
--------------------------------------------------------------------------------------------------------------
 SUMMARY OF OPERATIONS:

 Working capital                       $   13,916    $   13,270    $    5,860     $    6,365      $   1,858

 Total assets                          $   30,348    $   28,005    $   17,609     $   17,255      $  13,054

 Long term debt, net of
   current maturities (2)              $   13,478    $    3,525    $    3,601     $    3,212      $   4,675

 Shareholders' equity                  $   12,091    $   20,261    $    9,431     $    7,957      $   1,974
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------


    (1) Included in 1992 financial data is a reversal of $.5 million of a prior provision and a gain of $.4 million on previously written-off marketable securities.
    (2) Included in 1996, 1995 and 1994 financial data is a long term capital lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's Business Plan and, consequently, its operating performance are predicated on the exploitation of its two major strengths, the development of safety critical software for the Healthcare industry and the provision of safety critical software and hardware to the defense industry.

    The Company has been engaged since 1991 in the development of products for the Regulated Software industry and, most recently, computerized Manufacturing Execution Systems (MES) for the pharmaceutical and medical device industry. Although no assurances can be given, the Company believes the pharmaceutical and medical device market for computerized Manufacturing Execution Systems is poised to grow rapidly over the next few years due to the pressure for compliance with regulations promulgated by the FDA and the International Standards Organization (ISO 9000) in addition to the need to continuously reduce cost to remain competitive.

    The Company believes it has developed the premier standardized PC-based system with the necessary functionality and documented support required by the pharmaceutical and medical device industry to assist it in reducing cost while remaining in compliance with FDA and ISO 9000 requirements and, although no assurances can be given, considers that its continuing investment in this evolving product area could provide it with a leadership position for this product with the potential for substantial growth and the expansion of its product opportunities into other regulated areas such as the food, cosmetic, and chemical industries.

    The Company has a history of success since 1976 as a supplier of safety critical hardware and software to the weapons control industry including the Tornado interdiction and strike aircraft serving as a major weapon system for the German, Italian and English defense forces and the A-10 Warthog ground support aircraft which is reported to have performed successfully in the Gulf War. This history has enabled the Company to develop technology and personnel to position itself as a premier provider of products to that industry; a condition which was well illustrated in 1996 through the successful acquisition of three significant contracts with the potential for substantial production work over the next ten to fifteen years assuming government funding is available and current procurement plans remain unchanged, neither of which can be assured.*

    The Company, which operates through a Medical Technology Division and a Government Technology Division, designs, develops, manufactures and markets complex precision electronic systems for the defense industry and comprehensive software solutions for the pharmaceutical and medical device manufacturing industry. Many of the Company's products are used in safety critical applications requiring consistent, highly reliable outcomes where any deviation from the defined outcome could have catastrophic results. The Company developed a core competency in safety critical applications from its historical focus, the development of electronic systems used primarily in weapons management systems. The Company is now applying this expertise to develop PHARMASYST, and its next generation PHARM2, manufacturing execution systems targeted at the pharmaceutical manufacturing and medical device industry. The defense business generated 90% of the Company's revenues during 1996 compared with 85% in 1995. The Company expects that the defense business will remain a significant component of operations.*

    The Company experienced net losses of $9.0 million in the year ended
October 31, 1996 and $.9 million in the year ended October 31, 1995. These losses resulted primarily from reduction of defense related revenues, write-offs and amortization of software development expenditures incurred in prior periods and expenses related to the marketing and sales of commercial products. The Company anticipates incurring additional losses in the first half of 1997 and could continue to incur losses in subsequent periods. The Company's ability to achieve profitable operations is dependent upon, among other things, successful marketing of its manufacturing execution system products and defense related design and manufacturing services, cost effective development of both medical and defense-related products, and successful competition in the markets in which the Company participates. Failure of the PHARMASYST product to achieve market acceptance would have a material effect on the Company's business, results of operations and financial condition.*

    During the sales and marketing activity of the latter part of 1996 the Company has found a need to provide detailed demonstrations of its products approximating actual customer needs. In addition, the Company believes that its Manufacturing Execution Systems should be compliant with industry standards such as are described under Good Automated Manufacturing Practices (GAMP), an industry standard, and the Company has found it very beneficial to upgrade its ability to comply with GAMP and is, therefore, adding additional quality and project personnel. These additions create expenses in advance of the revenues which they are intended to develop and act to increase losses until such revenues are generated when the generation of such revenues cannot be assured. The Company believes its objective of being the leading supplier of Manufacturing Execution Systems (MES) to the pharmaceutical industry requires the incurrance of these costs and their consequences. Since the Company believes there is a compelling need for pharmaceutical manufacturers to have MES compliant with cGMP and the Company believes its products already lead the industry in their ability to comply with customer needs, the Company considers the additional costs to be a prudent investment, although the Company cannot be assured that pharmaceutical manufacturers may not find other ways to satisfy regulatory requirements.*

    The Company believes that its potential for long term growth will depend in part on the success of its PHARMASYST products and the ability to convert engineering contracts now underway in the defense related areas into profitable long term production contracts.

    The installation of a manufacturing execution system is a complex process involving integration with existing hardware platforms and systems. In addition, the system must undergo rigorous testing after installation and may require an extended period of modifications to fully comply with customer requirements some of which may be at Company expense. The Company, from time to time, agrees to penalty clauses for delivery, some of which may be exercised with consequent reduction in revenue and negative impact on profitability.

    For use in a manufacturing environment the system may have to undergo validation in accordance with defined procedures determining its fitness for use in a regulated environment. The Company now has one system installed and validated at a medical device manufacturing plant and is attempting to complete validation for additional systems.

    PHARMASYST customers are provided the right to cancel at no cost early in the contract cycle if the parties do not agree on the applicable specifications for the PHARMASYST software to be installed. Some deliveries of PHARMASYST products are overdue, and other deliveries may become overdue. Although cancellation for late deliveries may occur, and two already have occurred, the Company does not anticipate the loss of material orders as a result thereof. The Company has devoted substantial resources to the development of its PHARMASYST products including the development of PHARM2 and has only delivered a limited number of applications. Substantially, all of the Company's orders for defense-related products may be canceled at any time, subject to various payment obligations for prior deliveries.

    The Company's weapons control products are used to prevent the undemanded release of a weapon. Its pharmaceutical manufacturing customers would employ PHARMASYST products for, among other things, quality control and compliance with cGMP and other regulatory requirements. The Company maintains product liability insurance of at least $5 million for commercial products and $30 million for defense related products in the event a claim is made that the Company's products failed to prevent defects in pharmaceutical products which resulted in injury to consumers or that its defense related products resulted in injury to persons or property. There can be no assurances that the Company's existing insurances would be adequate to cover any claims or that the Company will be able to obtain and maintain adequate insurances in the future.

    The Company has generally accounted for substantially all its revenues using the percentage-of-completion method. Under this method, revenues are recognized for each period based upon the portion of a contract completed during such period, with customer invoicing and payments often occurring on a different cycle. As a result, accounts receivable and revenues include work that has been completed, but that has not been billed. This approach is applicable for custom development or manufacturing projects. In the second quarter of fiscal 1996, the Company determined that its PHARM2 product had recently become standardized. Since most orders for this product did not meet the criteria for long-term contract accounting, the Company determined that it should recognize revenues from product orders, generally on delivery.

    Research and development for defense-related projects is performed under development contracts with prime contractors under which the Company generally receives full or partial funding. Funding under these contracts are accounted for as revenues.

    Software development expenditures are expensed as research and development until a product attains technological feasibility. Thereafter, expenditures are capitalized until products attain commercial viability. The Company established technological feasibility for PHARMASYST in 1993 which, at the end of 1996, had a capitalized value of $4.3 million after allowing for amortization. Development expenditures for PHARMASYST and other commercial products have consisted primarily of salaries of software engineers and quality assurance staff plus applicable allocated overhead. The amortization period for PHARMASYST is a maximum of four years.

    In the second quarter of fiscal 1996 the Company reviewed the recoverability of its capitalized software costs and determined that neither PRENVAL, nor the product marketed as uPACS would achieve sufficient revenues in future periods to justify retention of the related capitalized costs. Accordingly, the Company wrote off the $2.4 million balance of such capitalized costs. With respect to PRENVAL, it became apparent to the Company that market acceptance of the product was less than anticipated. The Company also determined that the licensee had no current plans to market the product in the U.S. as was originally anticipated by the Company and that, as a result, sales would not exceed the amount necessary to generate royalties in excess of the minimum provided under the license. Effective as of the end of the second quarter of fiscal 1996, management resolved to suspend further development of PRENVAL. However, the Company will provide technical and marketing support for the remainder of the license term. With respect to uPACS, the Company had implemented sales efforts in late 1995 and displayed the product at certain trade shows in Europe. In December 1995, sales were anticipated for early 1996. However, by early April 1996 it became clear that the anticipated sales would not materialize. The Company concluded that the product, as it existed, would not generate sufficient sales to recover the capitalized costs, and that only a new product designed for networking with communications and off-line measurement capabilities would be capable of producing acceptable sales volume.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

    The Company incurred a net loss of $9.0 million in 1996 compared to a net loss of $.9 million in 1995. Losses in 1996 comprised a write off of various capitalized expenses in the sum of $2.4 million representing development of the Company's prenatal abnormality detection software, PRENVAL, and early development costs for uPACS and other operating losses of $7.0 million. The major portion of the operating loss represents the Company's investment in the development of markets and infrastructure for Medical Technology Division products. Included in the loss was approximately $.6 million of expenses incurred in the preparation of a Registration Prospectus which was withdrawn.

    Revenues for the twelve months ended October 31,1996 were $14.9 million compared with $18.3 million in 1995, a decrease of 18.6%. In addition to minimal revenues from its Medical Technology Division, the decrease is attributable to a decline in defense spending resulting in fewer opportunities to bid with the consequent reduction in contract awards. Anticipated orders for the Company's Bus Interface Unit did not materialize and other orders for build to print contracts were $2.2 million in 1996 compared with $4.8 million in 1995. New business in the form of engineering contracts for Maintenance Data Recorders and Interference Blanking Units received from McDonnell Douglas in the middle of the year resulted in revenues during the third and fourth quarters only.

    Engineering contracts for both software and hardware development of defense related products accounted for approximately 26% of revenues. Production of proprietary weapons control products for international customers accounted for approximately 24% of revenues and production of proprietary and build-to-print defense related products for national customers accounted for approximately 40% of revenues. Medical Technology products accounted for approximately 8% of revenues, with the balance of revenues derived from miscellaneous sources.

    Revenues from the Medical Technology Division products declined from $2.2 million in 1995 to $1.3 million in 1996. In 1995, $1.8 million in revenue was recognized upon completion of the Company's PRENVAL software sold and licensed to Johnson & Johnson Ortho Clinical Diagnostic Systems, with approximately $.4 million in revenue from the Company's PHARMASYST products. The Company began to recognize revenue only upon delivery of PHARMASYST products at the end of the fiscal 1996 second quarter and consequently these products produced only minimal revenue in the third and fourth quarters.

    Cost of sales as a percent of revenues was 73.7% in 1996 compared with 64.5% in 1995. The increase is due primarily to overhead expenses for the development of PHARMASYST. These additional expenses, in the absence of appreciable revenues, increased cost of sales as a percent of revenues. Increases in staffing levels for the Medical Technology Division included project management staff and the indirect costs of the larger development and testing groups.

    Direct labor increased from $3.3 million in 1995 to $4.9 in 1996 due primarily to increases in the development and testing staff dedicated to the PHARMASYST project.

    Research and development costs increased to $1.0 million from $.9 million in 1995. These charges which represent investments in defense related products are separate from the $3.8 million in capitalized costs for the development of PHARMASYST products in 1996. Capitalized costs in 1995 of $2.3 million consisted primarily of development costs for PHARMASYST and uPACS, both Medical Technology Division products. Efforts to accelerate the market development of PHARMASYST and uPACS were recorded as selling, general and administrative expenses rather than research and development costs.

    Selling, general and administrative costs for 1996 increased to $8.5 million compared with $5.8 million in 1995. Included in the 1996 expenses are the costs of financing totaling $.6 million incurred in the preparation of a Registration Prospectus in anticipation of a prospective public offering. The offering was withdrawn in July 1996 because of market conditions. The Company did not have comparable costs in 1995.

    The amortization of capitalized expenses relating primarily to the development of PHARMASYST and uPACS increased to $1.3 million in 1996 from $.6 million in 1995.

    Additional costs in 1996, attributable largely to the Medical Technology Division, for personnel hiring, travel, advertising, and consulting amounted to an increase of approximately $.5 million compared to 1995.

    The largest single increase in selling, general and administrative expenses for 1996 was in personnel costs rising from $1.8 million in 1995 to $2.8 million in 1996. This increase includes additional sales persons and also was attributable to the fact that in 1995 senior managers waived a portion of their salaries in the amount of approximately $.4 million. This practice did not occur in 1996.

    Interest expense in 1996 was $.7 million representing primarily capitalized lease costs incurred under a sale and lease back transaction involving sale of the Company's facility in Trenton, New Jersey in October 1994 and less than three months interest costs applicable to the $10.0 million convertible debenture issued in August, 1996. Interest expenses in 1995 of $.6 million represented the capitalized lease costs and the mortgage loan outstanding during 1995.


    Cost increases in personnel and related costs which were incurred in 1996 were incurred over only a part of the year and may be expected to increase in 1997 as they become applicable to the full year.

FISCAL 1995 COMPARED TO FISCAL 1994

    Total revenues declined by $975,000, or 5.1%, from $19.3 million in fiscal 1994 to $18.3 million in fiscal 1995. Revenues from defense-related operations declined by $3.1 million, or 16.6%, from $18.7 million to $15.6 million. Revenues from commercial operations were $2.2 million in 1995. There were no commercial revenues in 1994.

    The decline in defense revenues reflects reduced defense budgets in the U.S. and Western Europe and was partially offset by a $2.3 million increase in contract manufacturing revenues related to the commencement of a manufacturing contract. Defense revenues accounted for 85.2% and 97.0% of total revenues during 1995 and 1994, respectively.

    Revenues from commercial operations consisted of royalties generated from sales of PRENATA and $500,000 of initial sales of PHARMASYST. During 1995, the Company licensed certain medical screening technology to Johnson & Johnson Clinical Diagnostic Systems for use in its PRENATA medical screening kit and entered into a corresponding five year royalty agreement. Using the percentage-of-completion method, the Company recognized revenues of $1.8 million in 1995, representing the aggregate minimum royalty payments due under the agreement. Commercial product revenues accounted for 12.3% of total revenues during 1995.

    Cost of sales declined by approximately $1.2 million, or 9.1%, from $13.0 million in 1994 to $11.8 million in 1995. The decline was attributable to the decline in total revenues. Gross margin increased from 32.6% to 35.5%. This increase is attributable to approximately $2.2 million of sales of relatively high margin PRENATA and PHARMASYST products during 1995.

    Selling, general and administrative expenses increased by approximately $.7 million, or 13.0%, from $5.1 million in 1994 to $5.8 million in 1995 and increased as a percentage of revenues from 26.6% to 31.7%. This increase consisted primarily of (i) $.4 million in salaries relating to the addition of new sales personnel, (ii) $.1 million in advertising of commercial products and
(iii) $.3 million in travel expenses relating to the addition of new sales people and increased participation in trade shows. The increase was partially offset by a $.3 million decrease in officers' salary expense relating to a cost reduction program implemented in fiscal 1995 and a $.2 million decrease in employee group insurance expenses relating to the adoption of a new plan.

    Research and development expenses declined by $24,000, or 2.7%, from $887,000 in 1994 to $863,000 in 1995 and remained relatively constant as a percentage of revenues. Capitalization of software development costs increased by approximately $1.3 million, or 81.3%, from $1.6 million in 1994 to $2.9 million in 1995. This increase consisted primarily of $570,000, $460,000 and $410,000 in increased capitalization of development costs relating to PHARMASYST, uPACS and a weapons control system, respectively, partially offset by lower development costs related to PRENVAL.

    Interest expense increased by $345,000, or 165.1%, from $.2 million in 1994 to $.5 million in 1995 and increased as a percentage of revenues from 1.1% to 3.0%. This increase was primarily due to the 1994 mortgage interest being replaced in 1995 by capital lease amortization pursuant to the October 1994 sale and leaseback of the Company's principal facility resulting in higher levels of borrowings.

    The Company's revenues and operating results are subject to significant quarterly fluctuations. Factors that could cause such fluctuations include the time of revenue recognition; changes in customer capital and resource commitment; changes in product mix; the introduction of new products or product improvements by the Company or its competitors; FDA regulation requirements and changes in operating expenses. The timing of revenues from defense-related programs can be significantly affected by government procurement processes and disruptions due to political and other events over which the Company has no control. The timing of revenues from manufacturing execution systems can be affected by factors outside the Company's control, including long sales cycles and delays in customer authorization procedures.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1996, the Company used $9.5 million of cash in its operations. The use of cash was due primarily to an increase of $1.5 million in accounts receivable, the Company's expenditure of approximately $3.8 million for the development of its PHARMASYST products, and the Company's net loss for the year.

    During fiscal 1996, the Company raised $10.0 million from the sale of a 9.01% convertible debenture maturing in 2003 and $806,000 from the exercise of outstanding options.

    During fiscal 1996, the Company's cash and equivalents increased approximately $.3 million from $7.2 million at October 31, 1995 to $7.5 million at October 31, 1996, primarily due to $10.0 million of cash generated by financing activities, partially offset by $9.5 million of cash used in operations and $1.1 million of additions to property, plant and equipment.

    The Company's net loss of $9.0 million for the year ended October 31, 1996 included noncash expenses consisting of a write-off of capitalized software development costs aggregating approximately $2.4 million and additional write-offs of $.3 million relating to other costs and capitalized items, as well as depreciation and amortization expense of $1.7 million for the period, including $1.3 million in amortization of capitalized software development costs.

    The Company believes that cash generated by operations and existing capital resources will be sufficient to fund its operations at least through the end of fiscal 1997 providing it receives substantial orders for its commercial products. The Company is relying on the completion of its Medical Technology Division leading product, PHARM2, during the first quarter of calendar 1997 to stimulate new orders and permit the delivery of existing orders. Existing orders are expected to begin to generate cash within approximately 60 days of delivery and new orders are expected to generate initial cash receipts within 60 days of order with the balance within 60 days after delivery. Neither the completion of PHARM2 nor the consequential generation of cash can be assured either in time or amount or that such amounts will be sufficient for the Company's needs. In the absence of such orders or the promise thereof, neither of which can be assured, the Company may elect to seek additional sources of capital and may also elect to reduce the pace of its development of Medical Technology Division products or establish other cost reduction measures, which could adversely impact the Company. In the event the Company elects to seek additional capital there can be no assurance that such funds or capital would be available.*

*FORWARD LOOKING INFORMATION

    THE FOREGOING CONTAINS FORWARD LOOKING INFORMATION WITHIN THE MEANING OF
THE PRIVATE SECURITIES LITIGATION ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THE PARTICULAR FACTORS DESCRIBED ABOVE IN THIS MANAGEMENT DISCUSSION AND ANALYSIS AS WELL AS THROUGHOUT THIS ANNUAL REPORT . IN EACH CASE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE TO PUBLICLY UPDATE OR REVISE ITS FORWARD LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS (EXPRESSED OR IMPLIED) WILL NOT BE REALIZED.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . 22

Consolidated Balance Sheets - October 31, 1996 and 1995 . . . . . . . 23

Consolidated Statements of Operations  -
 Years ended October 31, 1996, 1995 and 1994. . . . . . . . . . . . . 24

Consolidated Statements of Shareholders' Equity  -
 Years ended October 31, 1996, 1995 and 1994. . . . . . . . . . . . . 25

Consolidated Statements of Cash Flows  -
 Years ended October 31, 1996, 1995 and 1994. . . . . . . . . . . . . 26

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . 27


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                       PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers of the Company and other members of senior management are as follows:


--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
NAME                    AGE  OFFICES HELD WITH BASE TEN              PERIOD SERVED
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

 Myles M. Kranzler      68   Chairman of the Board, President and    1966 to present
                             Chief Executive Officer

 Edward J. Klinsport    49   President-Government Technology Div.    1994 to present
                             Executive Vice President                1992 to present
                             Chief Financial Officer                 1978 to present
                             Group Vice President                    1985 to 1992

 Alan J. Eisenberg      55   President-Medical Technology Div.       1994 to present
                             Vice President                          1983 to present

 Richard J. Farrelly    65   Vice President                          1992 to present

 Frank W. Newdeck       51   Vice President                          1991 to present

 Richard G. Kandrac     55   Vice President                          1983 to present
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

    A summary of the business experience and background of the Company's officers and directors is set forth below.

    MR. KRANZLER has been Chairman of the Board, President, Chief Executive Officer and a director since the Company's inception in 1966.

    MR. KLINSPORT has been the Chief Financial Officer of Base Ten since 1978. He has served as Executive Vice President of the Company since October 1992 and was elected President of the Government Technology Division in November 1994. He has also served as a director of the Company since 1985.

    MR. EISENBERG has been employed by the Company since 1980 and became President of the Company's Medical Technology Division in 1994. He has been a Vice President of the Company since 1983 and is responsible for the Company's software activities. Mr. Eisenberg has been a director of the Company since 1992.

    MR. FARRELLY has been employed by the Company since 1988 and became a Vice President in 1992, responsible for corporate development. Mr. Farrelly was formerly General Manager of the Reentry Systems Division of General Electric Aerospace Company.

    MR. NEWDECK has been employed by the Company since 1990 and became a Vice President in 1991, with responsibilities in the Company's Government Technology Division. Prior to joining the Company, Mr. Newdeck was General Manager of the Network and Information Security Division of Unisys Corporation.

    MR. KANDRAC has been employed by the Company since 1969 and became a Vice President in 1983, responsible for manufacturing and purchasing.

    The balance of Part III of this Report is incorporated by reference to the Company's definitive Proxy Statement to be filed before February 28, 1997 for its forthcoming Annual Meeting of Shareholders.

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

    3.   EXHIBITS:  See the Exhibit Index on pages 38 through 40 of this
         Report.

    (b) REPORTS ON FORM 8-K: The Company filed a Current Report on Form 8-K on August 12, 1996 for the sale of $10,000,000 of the Company's 9.01% Convertible Subordinated Debentures due August 31, 2003.

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Base Ten Systems, Inc.
Trenton, New Jersey 08619


We have audited the consolidated balance sheets of Base Ten Systems, Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Base Ten Systems, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP


Parsippany, New Jersey
December 23, 1996

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                                  OCTOBER 31, 1996    OCTOBER 31, 1995
                                                                  ----------------    ----------------

 CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . .     $   7,465,000         $   7,221,000
  Accounts receivable (including unbilled receivables of
  $4,162,000 in 1996 and $3,271,000 in 1995) . . . . . . .         7,515,000             6,034,000
  Inventories  . . . . . . . . . . . . . . . . . . . . . .         2,935,000             3,151,000
  Current portion of employee loan receivable. . . . . . .           128,000               108,000
  Other current assets . . . . . . . . . . . . . . . . . .           386,000               536,000
                                                                 -------------       -------------

   TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . .        18,429,000            17,050,000
  PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . .         5,071,000             4,480,000
  EMPLOYEE LOAN RECEIVABLE.  . . . . . . . . . . . . . . .           148,000               298,000
  OTHER ASSETS. . . . . . .  . . . . . . . . . . . . . . .         6,700,000             6,177,000
                                                                 -------------       -------------
                                                               $  30,348,000         $  28,005,000
                                                                 -------------       -------------
                                                                 -------------       -------------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . .      $   1,472,000         $   1,246,000
  Accrued expenses. . . . . . . . . . . . . . . . . . . .          2,994,000             1,454,000
  Income taxes payable. . . . . . . . . . . . . . . . . .                  -             1,038,000
  Current portion of capital lease obligation . . . . . .             47,000                42,000
                                                                 -------------       -------------

   TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .          4,513,000             3,780,000
                                                                 -------------       -------------

 LONG-TERM LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .                  -                83,000
  Deferred compensation . . . . . . . . . . . . . . . . .             19,000                90,000
  Other long-term liabilities . . . . . . . . . . . . . .            247,000               266,000
  Capital lease obligation. . . . . . . . . . . . . . . .          3,478,000             3,525,000
  Long-term debt. . . . . . . . . . . . . . . . . . . . .         10,000,000                     -
                                                                 -------------       -------------
   TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . . . .         13,744,000             3,964,000
                                                                   -------------       -------------
 COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . .
 SHAREHOLDERS' EQUITY
  Preferred Stock, $1.00 par value, authorized and unissued
  1,000,000 shares. . . . . . . . . . . . . . . . . . . .                  -                     -
  Class A Common Stock, $1.00 par value, 22,000,000 shares
  authorized; issued and outstanding 7,358,964 shares in 1996
  and 7,216,195 shares in 1995. . . . . . . . . . . . . .          7,359,000             7,216,000
  Class B Common Stock, $1.00 par value, 2,000,000 shares
  authorized; issued and outstanding 445,387 shares in 1996 and
  458,474 shares in 1995. . . . . . . . . . . . . . . . .            445,000               458,000
  Additional paid-in capital. . . . . . . . . . . . . . .         24,584,000            23,908,000
  Deficit . . . . . . . . . . . . . . . . . . . . . . . .        (20,138,000)          (11,179,000)
                                                                 -------------       -------------
                                                                  12,250,000            20,403,000
  Equity adjustment from foreign currency translation . .           (159,000)             (142,000)
                                                                 -------------       -------------
                                                                  12,091,000            20,261,000
                                                                 -------------       -------------
                                                               $  30,348,000         $  28,005,000
                                                                 -------------       -------------
                                                                 -------------       -------------

                   See Notes to Consolidated Financial Statements.

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS




-----------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,                                   1996           1995          1994
-----------------------------------------------------------------------------------------------

REVENUE
    Sales. . . . . . . . . . . . . . . . . . . .   $  14,591,000  $  17,841,000   $ 18,698,000
    Other. . . . . . . . . . . . . . . . . . . .         300,000        466,000        584,000
                                                   -------------    -----------   ------------
                                                      14,891,000     18,307,000     19,282,000
                                                   -------------    -----------   ------------

COSTS AND EXPENSE:
    Cost of sales. . . . . . . . . . . . . . . .      10,973,000     11,813,000     12,996,000
    Amortization of software development costs .       1,278,000        630,000             --
    Research and development . . . . . . . . . .         998,000        863,000        887,000
    Selling, general and administrative. . . . .       8,509,000      5,796,000      5,131,000
    Write-off of software development costs. . .       2,429,000             --             --
    Interest . . . . . . . . . . . . . . . . . .         710,000        554,000        209,000
                                                   -------------    -----------   ------------
                                                      24,897,000     19,656,000     19,233,000
                                                   -------------    -----------   ------------

EARNINGS/(LOSS) BEFORE INCOME TAXES. . . . . . .     (10,006,000)    (1,349,000)        59,000

INCOME TAXES/(BENEFIT) . . . . . . . . . . . . .      (1,047,000)      (474,000)        24,000
                                                   -------------    -----------   ------------

NET EARNINGS (LOSS). . . . . . . . . . . . . . .   $  (8,959,000)   $  (875,000)  $     35,000
                                                   -------------    -----------   ------------
                                                   -------------    -----------   ------------

NET EARNINGS (LOSS) PER COMMON SHARE . . . . . .   $       (1.16)   $      (.13)  $        .03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . .       7,743,000      6,926,000      7,569,000



                   See Notes to Consolidated Financial Statements.

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                                        EQUITY
                                                                                                      ADJUSTMENT
                                                                            ADDITIONAL               FROM FOREIGN
                                 CLASS A                  CLASS B            PAID-IN                   CURRENCY      TREASURY
                           SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL     (DEFICIT)    TRANSLATION     STOCK
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
BALANCE:
October 31, 1993         4,646,670   $4,647,000      558,111     $558,000  $13,253,000  $(10,339,000)  $(162,000)          --

Conversions of
 Class B Common to
 Class A Common              81,635       82,000      (81,635)     (82,000)         --            --          --           --
Exercise of Options         87,561       88,000           --           --      185,000            --          --      (14,000)
Exercise of Rights             305           --           --           --           --            --          --           --
Exercise of Warrants       204,022      204,000           --           --      936,000            --          --           --
Foreign currency
   translation                  --           --           --           --           --            --      40,000           --

Retirement of
   treasury stock          (13,631)     (14,000)          --           --           --            --          --       14,000
Net Earnings/(Loss)             --           --           --           --           --        35,000          --           --

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE:
October 31, 1994         5,006,562    5,007,000      476,476      476,000   14,374,000   (10,304,000)   (122,000)          --
Conversions of
    Class B Common to
    Class A Common          20,896       21,000      (20,896)     (21,000)          --            --          --           --
Exercise of Options        123,131      123,000        5,000        5,000      400,000            --          --      (14,000)
Exercise of Rights         828,542      828,000           --           --    3,444,000            --          --           --
Exercise of Warrants     1,248,701    1,249,000           --           --    5,690,000            --          --           --
Foreign currency
    translation                 --           --           --           --           --            --     (20,000)          --
Retirement of
    treasury stock         (11,637)     (12,000)      (2,106)      (2,000)          --            --          --       14,000
Net Earnings/(Loss)             --           --           --           --           --      (875,000)         --           --
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE:
October 31, 1995         7,216,195   $7,216,000      458,474     $458,000  $23,908,000  $(11,179,000)  $(142,000)          --
Conversions of
    Class B Common to
    Class A Common           5,418        5,000       (5,418)      (5,000)          --            --          --           --
Exercise of Options        137,351      138,000                                676,000            --          --        (8,000)
Foreign currency
   translation                  --           --           --           --           --            --     (17,000)          --
Retirement of
    treasury stock              --           --       (7,669)      (8,000)          --            --          --        8,000
Net Earnings/(Loss)             --           --           --           --           --    (8,959,000)         --           --
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE:
October 31, 1996         7,358,964   $7,359,000      445,387     $445,000  $24,584,000  $(20,138,000)  $(159,000)          --
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


                                 See Notes to Consolidated Financial Statements.

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,                                   1996           1995           1994
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings/(loss)                            $  (8,959,000)  $   (875,000)  $     35,000
ADJUSTMENTS TO RECONCILE NET
    EARNINGS TO NET CASH (USED IN)/
    PROVIDED FROM OPERATING ACTIVITIES:

 Depreciation and amortization                         1,743,000      1,106,000        586,000
 Write off of Software Development Costs               2,429,000             --             --
 Deferred gain on sale of building                       (19,000)       (17,000)      (282,000)
 Deferred income taxes                                   (83,000)      (149,000)      (290,000)
 Accounts receivable                                  (1,481,000)      (966,000)       228,000
 Inventories                                             216,000       (740,000)      (269,000)
 Other current assets                                    150,000       (237,000)       303,000
 Accounts payable and Accrued expenses                 1,766,000        162,000       (398,000)
 Deferred compensation                                   (71,000)       (58,000)       (23,000)
 Other assets                                         (4,126,000)    (3,846,000)    (2,171,000)
 Income taxes payable                                 (1,038,000)      (325,000)       314,000
-----------------------------------------------------------------------------------------------------
 NET CASH (USED IN) OPERATIONS                        (9,473,000)    (5,945,000)    (1,967,000)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment - net     (1,058,000)      (350,000)      (306,000)
 Proceeds from sale of land and building                      --             --      3,600,000
-----------------------------------------------------------------------------------------------------
NET CASH (USED IN)/PROVIDED FROM
   INVESTING ACTIVITIES                               (1,058,000)      (350,000)     3,294,000
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of amounts borrowed                           (42,000)       (34,000)    (4,711,000)
 Issuance of Long Term Debt                           10,000,000             --             --
 Proceeds from the issuance of common stock              806,000     11,725,000      1,399,000
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED FROM/(USED IN)
   FINANCING ACTIVITIES                               10,764,000     11,691,000     (3,312,000)
-----------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash                  11,000        (43,000)        50,000
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
 NET INCREASE/(DECREASE) IN CASH                         244,000      5,353,000     (1,935,000)
 CASH, beginning of year                               7,221,000      1,868,000      3,803,000
-----------------------------------------------------------------------------------------------------
 CASH, end of year                                 $   7,465,000   $  7,221,000      1,868,000
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
 Cash paid during the year for interest            $     485,000   $    527,000   $    173,000
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
Retirement of Treasury Stock                       $       8,000    $    14,000   $     14,000
-----------------------------------------------------------------------------------------------------



                    See Notes to Consolidated Financial Statements

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

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

3. REVENUE RECOGNITION - For Medical Software Products, the Company evaluates each product and order on an individual basis to determine the proper revenue recognition method. Contracts to deliver software which require significant customization or modification for an extended period of time are accounted for under the percentage of completion method. For the products or orders which are more standardized in nature, revenue is recognized on delivery. For products in the Government Technology Division earnings on long-term contracts are recognized on the percentage-of-completion or unit-of-delivery basis.

    On contracts where the percentage-of-completion method is used, costs and estimated earnings in excess of progress billings are presented as unbilled receivables. Unbilled costs of unit-of-delivery contracts are included in inventory. Payments received in excess of costs incurred on long-term contracts are recorded as customers' advance payments, which are included as a reduction of inventory on the balance sheet.

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

    Leased asset - building       15 years
    Machinery and equipment       3 to 10 years
    Furniture and fixtures        3 to 20 years

6. OTHER ASSETS - Included in other non-current assets are software development costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed". The Company performs quarterly reviews of the recoverability of its capitalized software costs and other long lived assets based on anticipated revenues and cash flows from sales of these products.

    In the second quarter of fiscal 1996 the Company conducted its regular quarterly review of the recoverability of its capitalized software costs and determined that neither PRENVAL nor uPACS would achieve sufficient revenues in future periods to justify retention of the related capitalized costs. Accordingly, the Company wrote off the $2.4 million balance of such capitalized costs. With respect to PRENVAL, it became apparent to the Company in late

February 1996, after a discussion with the licensee, that market acceptance of the product was less than anticipated. Thereafter, in May 1996, the Company determined that the licensee had no current plans to market the product in the U.S. as was originally anticipated by the Company and that, as a result, sales would not exceed the amount necessary to generate royalties in excess of the minimum provided under the license. Effective as of the end of the second quarter of fiscal 1996, management resolved to suspend further development of PRENVAL. However, the Company will provide marketing support for the remainder of the license term. With respect to uPACS, the Company had implemented sales efforts in late 1995 and displayed the product at certain trade shows in Europe. In December 1995, sales were anticipated for early 1996. However, by early April 1996 it became clear that the anticipated sales would not materialize. The Company concluded that the product, as it then existed, would not generate sufficient sales to recover the capitalized costs, and that only a new product with networking, communications and off-line measurement capabilities would be capable of producing acceptable sales volume.

7. CASH AND CASH EQUIVALENTS - The Company considers all investments with a maturity of three months or less at date of acquisition to be cash equivalents.

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

    Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting for all grants after November 1, 1995.

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

9. NET EARNINGS/(LOSS) PER SHARE - Earnings per share for fiscal years ended October 31, 1996, 1995 and 1994 were calculated using the number of weighted average common shares outstanding.

    Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the years ended October 31, 1996 and 1995 and therefore were not included in the calculation of weighted average shares and were not material in 1994.

10. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair market value of certain financial instruments, including cash, accounts receivable, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively current maturities of these financial instruments. The fair market value of long term debt at October 31, 1996 and 1995 approximates the amounts recorded in the balance sheet based on information available to the Company with respect to interest rates and terms for similar financial instruments.

12. CHANGE IN PRESENTATION - Certain balance sheet items for fiscal 1995 have been reclassified to conform to the 1996 presentation.

C.  INVENTORIES

         --------------------------------------------------------
         OCTOBER 31,                 1996                  1995
         --------------------------------------------------------
         --------------------------------------------------------
         Raw materials            $1,232,000           $1,557,000
         Work in progress          1,383,000            1,515,000
         Finished goods              369,000               95,000
         --------------------------------------------------------
                                   2,984,000            3,167,000
         Less advance payments        49,000               16,000
         --------------------------------------------------------

                                  $2,935,000           $3,151,000
         --------------------------------------------------------
         --------------------------------------------------------

D.  PROPERTY, PLANT AND EQUIPMENT
         --------------------------------------------------------
         OCTOBER 31,                 1996                   1995
         --------------------------------------------------------
         --------------------------------------------------------
         Leasehold improvement  $    85,000           $    21,000
         Machinery and equipment  9,668,000             8,853,000
         Furniture and fixtures     705,000               617,000
         Leased asset - land
                   and building   3,600,000             3,600,000
         --------------------------------------------------------
                                 14,058,000            13,091,000
         Less accumulated
              depreciation        8,987,000             8,611,000
         --------------------------------------------------------
                                $ 5,071,000            $4,480,000
         --------------------------------------------------------
         --------------------------------------------------------

   Maintenance and repairs charged to costs and expenses amounted to $258,000,$240,000 and $239,000 in fiscal 1996, 1995 and 1994, respectively.

E.  OTHER ASSETS
         -------------------------------------------------------
         OCTOBER 31,                   1996                 1995
         -------------------------------------------------------
         -------------------------------------------------------
         Patents
         (net of amortization)    $  362,000         $   297,000
         Capitalized costs         4,255,000           3,773,000
         -------------------------------------------------------
         Unamortized bond
         issue costs                 579,000                  --
         Deposit-long term
         capital lease               550,000             550,000
         Long-term receivable        770,000           1,150,000
         Other                       184,000             407,000
         -------------------------------------------------------
                                  $6,700,000          $6,177,000
         -------------------------------------------------------
         -------------------------------------------------------

F.  INCOME TAXES

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

   The provision (benefit) for income taxes includes the following:

    -------------------------------------------------------------
    YEAR ENDED OCTOBER 31,   1996           1995           1994
    -------------------------------------------------------------
    -------------------------------------------------------------
    Current:
         Federal        $  (882,000)   $  (325,000)    $  259,000
         State             (165,000)            --         55,000
         Foreign                 --             --             --
    -------------------------------------------------------------
    Total Current        (1,047,000)      (325,000)       314,000
    -------------------------------------------------------------
    -------------------------------------------------------------

    Deferred:
         Federal                --        (124,000)      (239,000)
         State                  --         (25,000)       (51,000)
         Foreign                --              --             --
    -------------------------------------------------------------
    Total Deferred              --        (149,000)      (290,000)
    -------------------------------------------------------------
    -------------------------------------------------------------
                        $(1,047,000)   $  (474,000)     $  24,000
    -------------------------------------------------------------


   A reconciliation of the Company's effective rate to the U.S. statutory rate is as follows:

 ----------------------------------------------------------------------------------------------

YEAR ENDED OCTOBER 31,                                           PERCENTAGE OF PRE-TAX EARNINGS
                                                                -------------------------------
                                                                 1996          1995      1994
-----------------------------------------------------------------------------------------------
Federal tax (benefit)/provisions at applicable statutory rates  (34.0)%        (34.0%)   34.0%
Increases (decreases) in income taxes  resulting from:
   State tax benefit, net of Federal tax effect                  (6.0)          (4.0)     7.0
   Net changes in current and deferred valuation allowances      31.5            6.9       --
   Other, net                                                    (2.9)          (4.0)      --
-----------------------------------------------------------------------------------------------
                                                                (11.4)%        (35.1%)   41.0%
-----------------------------------------------------------------------------------------------


   The components of the deferred tax assets and liabilities as follows:
         --------------------------------------------------------------
                                            OCTOBER 31,    OCTOBER 31,
                                               1996           1995
         --------------------------------------------------------------
         CURRENT
            Vacation                      $    212,000     $    46,000
            Deferred compensation                2,000          34,000
            Other                                   --           3,000
         --------------------------------------------------------------
         Total current assets                  214,000          83,000
         --------------------------------------------------------------
         --------------------------------------------------------------
         NONCURRENT
            Deferred gain on sale
              leaseback                   $    99,000      $   101,000
            Depreciation                     (382,000)        (315,000)
            Net operating loss
              carryforwards                 3,666,000          681,000
            Research and development
              and investment tax credits
              carryforwards                   578,000          528,000
         --------------------------------------------------------------
         Total noncurrent assets          $ 3,961,000      $    995,000
              Valuation allowance          (4,175,000)       (1,078,000)
         --------------------------------------------------------------
         Net deferred tax assets                   --               --
         --------------------------------------------------------------
         --------------------------------------------------------------

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

   The total current amounts presented above are included in other current assets on the balance sheet.

   The components of earnings/(loss) before income taxes were as follows:

---------------------------------------------------------------------
YEAR ENDED OCTOBER 31,    1996            1995              1994
---------------------------------------------------------------------
Domestic            $  (9,040,000)  $  (1,343,000)       $  79,000
Foreign                  (966,000)         (6,000)         (20,000)
---------------------------------------------------------------------
                   $  (10,006,000)  $  (1,349,000)       $  59,000
---------------------------------------------------------------------

G.  GEOGRAPHIC AND SEGMENT INFORMATION

   The following tabulation details the Company's operations in different geographic areas for the years ended October 31, 1994, 1995 and 1996.

 -----------------------------------------------------------------------------------------------------------------
                                                 UNITED
                                                 STATES            EUROPE           ELIMINATIONS   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1994:

Revenues from unaffiliated sources            $  19,268,000       $     14,000    $        --     $   19,282,000
-----------------------------------------------------------------------------------------------------------------
Operating profit/loss                         $     288,000       $    (20,000)   $        --     $      268,000
-----------------------------------------------------------------------------------------------------------------
Identifiable assets at October 31, 1994       $  17,664,000       $    398,000    $  (453,000)    $   17,609,000
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1995:

Revenues from unaffiliated sources            $  17,925,000       $    382,000    $        --      $  18,307,000
-----------------------------------------------------------------------------------------------------------------
Operating loss                                $    (789,000)      $     (6,000)   $        --      $    (795,000)
-----------------------------------------------------------------------------------------------------------------
Identifiable assets at October 31, 1995       $  28,063,000       $    960,000    $(1,018,000)     $  28,005,000
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1996:

Revenues from unaffiliated sources            $  14,840,000       $     51,000    $        --      $  14,891,000
-----------------------------------------------------------------------------------------------------------------
Operating loss                                $  (8,330,000)      $   (966,000)   $        --      $  (9,296,000)
-----------------------------------------------------------------------------------------------------------------
Identifiable assets at October 31, 1996       $  32,690,000       $  1,039,000    $(3,381,000)     $  30,348,000
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


    The Company's business is composed of two industry segments: government technology and medical technology. A summary of information relating to these divisions is presented below for the year ended October 31, 1996. Prior to 1995, the Medical Technology Division was considered insignificant and therefore not presented.

 -------------------------------------------------------------------------------------------------------------------
                                             GOVERNMENT           MEDICAL
                                             TECHNOLOGY          TECHNOLOGY          OTHER          CONSOLIDATED
                                              SEGMENT             SEGMENT
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1995:

Revenues                                    $  15,597,000    $   2,244,000      $     466,000      $  18,307,000
-------------------------------------------------------------------------------------------------------------------
Operating profit (loss):                    $   1,017,000    $  (2,278,000)     $     466,000      $    (795,000)
-------------------------------------------------------------------------------------------------------------------
Identifiable assets at October 31, 1995:    $  11,433,000    $   7,003,000      $   9,569,000      $  28,005,000
-------------------------------------------------------------------------------------------------------------------
Depreciation and  amortization:             $     257,000    $     685,000      $     164,000      $   1,106,000
-------------------------------------------------------------------------------------------------------------------
Capital expenditures:                       $     118,000    $     218,000      $      14,000      $     350,000
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1996:

Revenues                                    $  13,329,000    $   1,262,000      $     300,000      $  14,891,000
-------------------------------------------------------------------------------------------------------------------
Operating profit (loss):                    $    (909,000)   $  (8,687,000)     $     300,000      $  (9,296,000)
-------------------------------------------------------------------------------------------------------------------
Identifiable assets at October 31, 1996:    $  12,370,000    $   7,589,000      $  10,389,000      $  30,348,000
-------------------------------------------------------------------------------------------------------------------
Depreciation and  amortization:             $     376,000    $   1,278,000      $      89,000      $   1,743,000
-------------------------------------------------------------------------------------------------------------------
Capital expenditures:                       $     356,000    $     658,000      $      44,000      $   1,058,000
-------------------------------------------------------------------------------------------------------------------


    Operating profit (loss) includes all revenues and expenses of the reportable segment, except for interest income, dividend income, other income and exchange losses. These items are shown as part of the "other."

    Identifiable assets are assets used in the operation of each segment. Other identifiable assets consist primarily of cash and assets that are corporate owned.

    Total Government Technology sales in the amounts of $4,522,000, $4,633,000 and $4,289,000 in fiscal 1996, 1995 and 1994, respectively, were made to a single European customer. All sales were export sales and are included in the United States sales to unaffiliated customers. In 1996, three domestic customers accounted for sales of $1,946,000, $1,589,000 and $1,127,000, respectively. As provided in several contracts, customers advance funds to the Company for the purpose of purchasing inventory. The related advances have been offset against these inventories.

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

    EMPLOYMENT AGREEMENTS. The Company has employment agreements with four key employees. Three of the agreements provide for one year of compensation in the aggregate of $600,000 plus normal benefits and any amounts due under incentive compensation plans in the event the employee is terminated without cause. The fourth agreement provides for a lump sum payment in the amount of $150,000 in the event of retirement.

    CONSULTING AGREEMENTS. The Company has consulting agreements providing two of its directors cash compensation in the total amount of $205,000 plus expenses in fiscal 1997, assuming the agreements are renewed under similar terms and conditions, for technical marketing and investor relations services. In addition, these directors have a financial and option advisory agreement providing for success fees on any acquisition or equity offering introduced by them during the term of the agreement.

    LEASES.   The Company entered into a sale and leaseback arrangement on
October 28, 1994. Under the arrangement, the Company sold its main building in Trenton, New Jersey and agreed to lease it back for a period of 15 years under terms that qualify the arrangement as a capital lease. The buyer/lessor of the building was a partnership. Two of the partners are officers and directors of the Company. In addition, a non-interest bearing security deposit of $550,000 was paid at closing and included in other non-current assets on the balance sheet. Interest is calculated under the effective interest method and depreciation is taken using the straight line method over the term of the lease.

    The Company's future minimum lease payments related to the sale-leaseback arrangement in effect at October 31, 1996 are as follows:


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   Fiscal
                   1997                                           560,000
                   1998                                           560,000
                   1999                                           560,000
                   2000                                           615,000
                   2001                                           615,000
                   2002 and thereafter                          5,354,000
                                                              -----------
                                                                8,264,000
                   Less interest portion                       (4,739,000)
                                                              -----------
                   Present value of net minimum payments       $3,525,000
                                                              -----------
                                                              -----------


I.  LONG-TERM DEBT

    The Company executed an agreement to sell $10.0 million 9.01% Convertible Subordinate Debentures due August 31, 2003. Under the terms of the debentures, the holder can convert the debentures into the Company's Class A Common Stock, at $12.50 per share, 125% of the closing price on August 9, 1996. The Company has the right to call the debentures after February 28, 1998, if the Company's stock price trades at certain levels between 150% - 175% of the closing price or $15-$17.50 per share. In addition, the Company's financing costs relating to this debenture amounted to approximately $.6 million. These costs are being amortized over the life of the loan. In August 1996, the Company received the proceeds from the above agreement.

J.  DEFERRED COMPENSATION PLANS

    The Company has a non-qualified deferred compensation plan that provides for compensation payments to a key individual. Distributions are generally made five years after amounts are earned.

K.  Stock Option Plans, Warrants and Rights

    The Company's 1990 Incentive Stock Option Plan reserves 484,000 shares of either Class A or Class B Common Stock for purchase upon the exercise of options that may not be granted at less than the fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no options available for grant under this plan.

    The Company's 1992 Stock Option Plan reserves 700,000 shares of Class A Common Stock for purchase upon the exercise of options that may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years. There are no options available for grant under this plan.

    The Company's discretionary compensation plan reserves 400,000 shares of Class A Common Stock for issuance upon the exercise of options. Approximately 34,000 options remain available for grant under this plan. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years.

    The Company's 1995 Incentive Stock Option Plan, approved by the shareholders at the 1996 Annual Meeting of Shareholders, reserves 750,000 shares of Class A Common Stock for issuance upon the exercise of options.
Approximately 189,000 options remain available for grant under this plan. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years.

    Information with respect to the aforementioned stock option plans is summarized as follows:

 --------------------------------------------------------------------------------------------------
                                               Class A         Class B            Total
---------------------------------------------------------------------------------------------------
      Outstanding at October 31, 1993
         ($3.00 to $11.59 per share)           589,331         9,946              599,277
      Granted ($7.93 per share)                400,170            --              400,170
      Exercised ($3.00 to $8.625 per share)    (87,561)           --              (87,561)
      Canceled ($8.00 - $8.625 per share)      (31,450)           --              (31,450)
      Expired ($10.00 to $11.59)                (2,182)           --               (2,182)
---------------------------------------------------------------------------------------------------
      Outstanding at October 31, 1994
         ($3.00 to $8.875 per share)           868,308         9,946              878,254
      Granted ($6.625 to $11.25 per share)      46,000            --               46,000
      Exercised ($3.00 to $8.625 per share)   (104,431)       (5,000)            (109,431)
      Canceled ($8.625 per share)              (26,483)           --              (26,483)
---------------------------------------------------------------------------------------------------
      Outstanding at October 31, 1995
         ($3.00 to $11.25 per share)           783,394         4,946              788,340
      Granted ($10.20 to $11.125 per share)    560,700            --              560,700
      Exercised ($3.00 to $8.625 per share)    (78,851)           --              (78,851)
      Canceled (per share)                      (3,850)           --               (3,850)
---------------------------------------------------------------------------------------------------
      Outstanding at October 31, 1996
         ($3.00 to $11.125 per share)        1,261,393         4,946            1,266,339
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
      Exercisable at October 31, 1996          686,407         4,946              691,353
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


    The Company has issued 895,000 warrants and 522,000 options to consultants and three non-management directors who at prices ranging from $3.00 to $11.75, expiring from 1997 to 2004. None of these warrants or options have expired to date. Included in the above are 250,000 warrants issued to consultants for services related to the promotion and selling of the Company's stock at an exercise price which was less than the fair market value of the stock at the date of grant. The remaining options and warrants were issued at fair market value at the date of grant. One consultant and one director have exercised warrants or options for a total of 34,000 shares during fiscal 1996 at prices ranging from $4.00 to $7.25 per share.

    The Board of Directors have issued options to various employees to purchase a total of 229,000 shares of Class A Common Stock. The options have exercise prices ranging from $7.25 to $10.50 per share (fair market value at the date of grant), expiring from 2000 to 2006. Employees have exercised options for a total of 24,500 shares during fiscal 1996 at $8.50.

L.  EMPLOYEE BENEFIT PLAN

    In 1986, the Company adopted a benefit plan under section 401(k) of the Internal Revenue Code. In November, 1995, the plan was amended to allow for a 1% base annual salary Company matching contribution for each eligible employee. The plan allows all eligible employees to defer up to 17% of their pre-tax income through contributions to the plan.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of January, 1996.


                                BASE TEN SYSTEMS, INC.


By: /S/ MYLES M. KRANZLER         By:  /S/ EDWARD J. KLINSPORT       By:  /S/ SUSAN M. KLINSPORT
    ---------------------              -----------------------            ----------------------
         Myles M. Kranzler                  Edward J. Klinsport           Susan M. Klinsport
    Chief Executive Officer            Chief Financial Officer            Principal Accounting Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                                                   TITLE               DATE
                                                   -----               ----

Myles M. Kranzler, Bruce D. Cowen,               Directors      January 28, 1997
Edward J. Klinsport, Alan J. Eisenberg,
Alexander M. Adelson, Alan S. Poole*



By:      /S/ EDWARD J. KLINSPORT
    -----------------------------------------
    *Edward J. Klinsport, as attorney-in-fact

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

      (c)  Amended By-Laws of the Registrant (incorporated by reference   *
           to Exhibit 4(d)(2) to Registrant's Registration Statement on Form S-8 (File No. 33-60454) filed on April 1, 1993).

4.    (a)  Purchase Agreement dated as of August 8, 1996 between the      *
           Registrant and Jessee L. Upchurch (incorporated by reference to Exhibit 4 (a) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated August 12, 1996).

10.   (a)  1980 Deferred Compensation Agreement between the Registrant    *(A)
           and certain executive officers (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on
           Form S-1 File No. 2-70259 filed on December 16, 1980).

      (b)  1981 Incentive Stock Option Plan of Registrant, as amended     *(A)
           and restated on January 12, 1990 (incorporated by reference to Exhibit 4(c) to Amendment No. 1 to Registrant's
           Registration Statement on Form S-8 (File No. 2-84451) filed on July 31, 1990).

      (c)  1992 Stock Option Plan of Registrant (incorporated by          *(A)
           reference to Exhibit 10(ai) to Amendment No. 3 to
           Registrant's Registration Statement on Form S-1 (File
           No. 33-48404) filed on September 3, 1992).

      (d)  Change in Control Agreement dated October 23, 1991 between     *(A)
           Registrant and Myles M. Kranzler (incorporated by reference to
           Exhibit 10(e) to Registrant's Annual Report on Form 10-K
           (File No. 0-7100) for the fiscal year ended October 31, 1991).

      (e)  Change in Control Agreement dated October 23, 1991 between     *(A)
           Registrant and James A. Eby (incorporated by reference to
           Exhibit 10(f) to Registrant's Annual Report on Form 10-K
           (File No. 0-7100) for the fiscal year ended October 31, 1991).

      (f)  Change in Control Agreement dated October 23, 1991 between     *(A)
           Registrant and Edward J. Klinsport (incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K
           (File No. 0-7100) for the fiscal year ended October 31, 1991).

EXHIBIT
NUMBER     EXHIBIT                                                        PAGE
------     -------                                                        ----

      (g)  Employment Agreement dated as of March 26, 1992 between the    *(A)
           Registrant and Myles M. Kranzler (incorporated by reference to
           Exhibit 28(b) to Registrant's Current Report on Form 8-K
           (File No. 0-7100) filed on April 10, 1992).

      (h)  Employment Agreement dated as of March 26, 1992 between the    *(A)
           Registrant and James A. Eby (incorporated by reference to
           Exhibit 28(c) to Registrant's Current Report on Form 8-K
           (File No. 0-7100) filed on April 10, 1992).

      (i)  Employment Agreement dated as of March 26, 1992 between the    *(A)
           Registrant and Edward J. Klinsport (incorporated by reference to Exhibit 28(d) to Registrant's Current Report on Form 8-K
           (File No. 0-7100) filed on April 10, 1992).

      (j)  Employment Agreement dated as of March 26, 1992 between the    *(A)
           Registrant and Alan J. Eisenberg (incorporated by reference to
           Exhibit 28(e) to Registrant's Current Report on Form 8-K
           (File No.0-7100) filed on April 10, 1992).

      (k)  Amended Agreement dated July 28, 1992 between the Registrant   *(A)
           and Alexander Adelson (incorporated by reference to Exhibit 10
           (ar) to the Registrant's Registration Statement on Amend-ment No. 3. to Form S-2 on Form S-1 (Registration No. 33-48404) filed on September 3,1992).

      (l)  Modification of Amended Agreement dated January 11, 1993       *(A)
           between the Registrant and Alexander M. Adelson.

      (m)  Amended Modification of Amended Agreement dated January 28,    *(A)
           1994 between the Registrant and Alexander M. Adelson.

      (n)  Amended Consulting Agreement made as of February 24, 1992      *(A)
           between the Registrant and Bruce D. Cowen (incorporated by reference to Exhibit 10(as) to the Registrant's Registration Statement on Amendment No. 3. to Form S-2 on Form S-1
           (Registration No. 33-48404) filed on September 3, 1992).

      (o)  Modification of Amendment Agreement dated January 11, 1993     *(A)
           between the Registrant and Bruce D. Cowen.

      (p)  Consulting Agreement dated March 1, 1994 between the Regis-    *(A)
           trant and Bruce D. Cowen.

      (q)  Option Agreement dated as of November 9, 1992 between the      *(A)
           Registrant and Donald M. Daniels (incorporated by reference to
            Exhibit 10(as) to the Registrant's Annual Report on Form 10-K
           (File No. 0-7100) for the fiscal year ended October 31, 1992).

      (r)  Option Agreement dated as of June 5, 1992 between the Regis-   *
           trant and Strategic Growth International, Inc.
           (incorporated by reference to Exhibit 10(at) to the Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1992).

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

EXHIBIT
NUMBER     EXHIBIT                                                      PAGE
------     -------                                                      ----

      (t)  Lease dated October 28, 1994 between the Registrant and CKR    *
           Partners, L.L.C. (incorporated by reference to Exhibit 2(b) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated November 11, 1994).

21.   Subsidiaries of the Registrant

23.   Independent Auditors' Consent.

24.   Power of Attorney

_______________
*     Incorporated by reference.
(A)   A management contract or compensatory plan or arrangement.