Form 10-Q
period 1997-01-31
BASE TEN SYSTEMS INC
filed 1997-03-17
CIK 10242

================================================================================

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1997                Commission File No. 0-7100

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Title of Class                       Outstanding at March 11, 1997

Class A Common Stock, $1.00 par value                     7,365,317

Class B Common Stock, $1.00 par value                       445,121

--------------------------------------------------------------------------------

================================================================================

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

Part I.   Financial Information                                             Page

          Consolidated Balance Sheets -- January 31, 1997 (unaudited)
          and October 31, 1996 (audited).....................................  1

          Consolidated Statements of Operations -- Three months ended
          January 31, 1997 and 1996 (unaudited)..............................  2

          Consolidated Statements of Shareholders' Equity -- Three
          months ended January 31, 1997 (unaudited)..........................  3

          Consolidated Statements of Cash Flows -- Three months ended
          January 31, 1997 and 1996 (unaudited)..............................  4

          Notes to Consolidated Financial Statements.........................  5


          Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 10

Part II.  Other Information

          Item 2:  Changes in Securities..................................... 14

          Item 6:  Exhibits and Reports on Form 8-K.......................... 14

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            January 31, 1997  October 31, 1996
                                                              (Unaudited)        (Audited)
                                                              -----------        ---------
CURRENT ASSETS:
  Cash .....................................................  $  5,273,000      $  7,465,000
  Accounts receivable (including unbilled receivables
    of $4,493,000 in 1997 and $4,162,000 in 1996) ..........     6,582,000         7,515,000
  Inventories ..............................................     2,908,000         2,935,000
  Current Portion of Employee Loan Receivable ..............       121,000           128,000
  Other current assets .....................................       504,000           386,000
                                                              ------------      ------------
    TOTAL CURRENT ASSETS ...................................    15,388,000        18,429,000
PROPERTY, PLANT AND EQUIPMENT ..............................     5,163,000         5,071,000
Employee Loan Receivable ...................................       132,000           148,000
OTHER ASSETS ...............................................     7,786,000         6,700,000
                                                              ------------      ------------
                                                              $ 28,469,000      $ 30,348,000
                                                              ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................................     1,038,000      $  1,472,000
  Accrued expenses .........................................     3,488,000         2,994,000
  Current Portion of Capital Lease Obligation ..............        54,000            47,000
                                                              ------------      ------------
    TOTAL CURRENT LIABILITIES ..............................     4,580,000         4,513,000

LONG TERM LIABILITIES:
  Deferred Compensation ....................................        24,000            19,000
  Other Long-Term Liabilities ..............................       247,000           247,000
  Capital Lease Obligation .................................     3,461,000         3,478,000
  Long-term debt ...........................................    10,000,000        10,000,000
                                                              ------------      ------------
    TOTAL LONG-TERM LIABILITIES ............................    13,732,000      $ 13,744,000

SHAREHOLDERS' EQUITY
  Preferred Stock, $1.00 par value, authorized
  and unissued-1,000,000 shares ............................         --                --
  Class A Common Stock, $1.00 par value,
    22,000,000 shares authorized; issued and outstanding
    7,365,317 shares in 1997 and 7,358,964 shares in 1996...     7,365,000         7,359,000
  Class B Common Stock, $1.00 par value,
    2,000,000 shares authorized; issued and outstanding
    445,121 shares in 1997 and 445,387 shares in 1996 ......       445,000           445,000
  Additional paid-in capital ...............................    24,618,000        24,584,000
  Deficit ..................................................   (22,133,000)      (20,138,000)
                                                              ------------      ------------
                                                                10,295,000        12,250,000
  Equity adjustment from foreign currency translation ......      (138,000)         (159,000)
                                                              ------------      ------------
                                                                10,157,000        12,091,000
                                                              ------------      ------------
                                                              $ 28,469,000      $ 30,348,000
                                                              ============      ============

                 See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                             January 31,
                                                    ---------------------------
                                                        1997            1996
                                                        ----            ----
REVENUES
  Sales ........................................    $ 3,252,000     $ 3,611,000
  Other ........................................         94,000          64,000
                                                    -----------     -----------
                                                      3,346,000       3,675,000
                                                    -----------     -----------
COSTS AND EXPENSES:
  Cost of sales ................................      2,572,000       2,458,000
  Amortization of software medical cost ........        343,000         226,000
  Research and development .....................        161,000         325,000
  Selling, general and administrative ..........      1,903,000       1,877,000
  Interest .....................................        362,000         129,000
                                                    -----------     -----------
                                                      5,341,000       5,015,000
                                                    -----------     -----------
LOSS BEFORE INCOME TAXES .......................     (1,995,000)     (1,340,000)
INCOME TAX BENEFIT .............................           --          (470,000)
                                                    -----------     -----------
NET LOSS .......................................    $(1,995,000)    $  (870,000)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE:                          $      (.26)    $      (.11)

AVERAGE COMMON SHARES
  OUTSTANDING: .................................      7,808,453       7,699,985


                 See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED JANUARY 31, 1997
                                   (Unaudited)

                                                                                                               Equity
                                             Common Stock                                                    Adjustment
                         ----------------------------------------------------                                   From
                                Class A                      Class B             Additional                   Foreign
                                -------                      ------               Paid-in                     Currency
                          Shares        Amount         Shares       Amount        Capital       Deficit      Translation
                          ------        ------         ------       ------        -------       -------      -----------
Balance -
    October 31, 1996     7,358,964  $  7,359,000       445,387   $    445,000  $ 24,584,000  $(20,138,000)  $   (159,000)
Conversions of
Class B Common
to Class A Common              266          --            (266)          --            --            --             --

Issuance of Common Stock     6,087         6,000          --             --          34,000          --             --
Foreign currency
translation                   --            --            --             --            --            --           21,000
Net loss                      --            --            --             --            --      (1,995,000)          --
                         ---------  ------------       -------   ------------  ------------  ------------   ------------
Balance -
    January 31, 1997     7,365,317  $  7,365,000       445,121   $    445,000  $ 24,618,000  $(22,133,000)  $   (138,000)
                         =========  ============       =======   ============  ============  ============   ============

                      See Notes to Consolidated Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                             January 31,
                                                      -------------------------
                                                          1997           1996
                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(1,995,000)  $  (870,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization                           545,000       352,000
  Accounts Receivable                                     942,000      (840,000)
  Inventories                                              27,000      (110,000)
  Employee Loan Receivable - net of current portion        23,000      (412,000)
  Other current assets                                   (120,000)       52,000
  Accounts payable                                       (414,000)     (509,000)
  Accrued expenses                                        337,000       141,000
  Deferred compensation                                     5,000       (78,000)
  Other assets                                         (1,428,000)     (654,000)
  Income taxes payable                                       --        (470,000)
  Other long-term liabilities                             144,000        (5,000)
                                                      -----------   -----------
  NET CASH USED IN OPERATIONS                          (1,934,000)   (3,403,000)
                                                      -----------   -----------
CASH FLOWS USED IN INVESTING
 ACTIVITIES:
  Additions to property, plant and equipment-net         (207,000)     (323,000)
  Decrease in Long-Term Lease Obligation -
  net of current portion
                                                          (10,000)      (12,000)
                                                      -----------   -----------
  NET CASH USED IN INVESTING ACTIVITIES                  (217,000)     (335,000)
                                                      -----------   -----------
CASH FLOWS PROVIDED FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock                   40,000       244,000
                                                      -----------   -----------
  NET CASH PROVIDED FROM FINANCING ACTIVITIES              40,000       244,000
  Effect of exchange rate change on cash                  (81,000)      (83,000)
                                                      -----------   -----------
NET (DECREASE) INCREASE IN CASH                        (2,192,000)   (3,577,000)
CASH, beginning of period                               7,465,000     7,218,000
                                                      -----------   -----------
CASH, end of period                                   $ 5,273,000   $ 3,641,000
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest            $   130,000   $   130,000
                                                      -----------   -----------

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED JANUARY 31, 1997

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

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996. The results of operations for the quarter ended January 31, 1997 are not necessarily indicative of the operating results for the full year.

     2. Basis of Presentation - The Company's consolidated financial statements have been prepared on a historical cost basis.

     3. Principles of Consolidation - The consolidated financial statements include the accounts of Base Ten. All significant intercompany accounts, transactions and profits have been eliminated.

     4. Revenue Recognition - For Medical Software Products, the Company evaluates each product and order on an individual basis to determine the proper revenue recognition method. Contracts to deliver software which require significant customization or modification for an extended period of time are accounted for under the percentage of completion method. For the products or orders which are more standardized in nature, revenue is recognized on delivery. For products in the Government Technology Division earnings on long-term contracts are recognized on the percentage-of-completion or unit-of-delivery basis.

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

     5. Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

          Inventoried costs on contracts include direct material, labor and applicable overhead. In accordance with industry practice, inventoried costs include amounts relating to contracts with a long production cycle, some of which are not expected to be realized within one year.

     6. Property, Plant and Equipment - Property, plant and equipment are carried at cost and depreciated over estimated useful lives, principally on the straight-line method. The estimated useful lives used for the determination of depreciation and amortization are:

              Leased asset - building        15 years
              Machinery and equipment        3 to 10 years
              Furniture and fixtures         3 to 20 years

     7. Other Assets - Included in other non-current assets are software development costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed". The Company performs quarterly reviews of the recoverability of its capitalized software costs and other long lived assets based on anticipated revenues and cash flows from sales of these products.

     8. Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less at date of acquisition to be cash equivalents.

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

     10. Recently Issued Accounting Standard - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

     11. Net Earnings/(Loss) Per Share - Earnings per share for periods ended January 31, 1997 and 1996 were calculated using the number of weighted average common shares outstanding.

          Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods included.

     12. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     13. Fair Value of Financial Instruments - The fair market value of certain financial instruments, including cash, accounts receivable, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively current maturities of these financial instruments. The fair market value of long term debt at January 31, 1997 and October 31, 1996 approximates the amounts recorded in the balance sheet based on information available to the Company with respect to interest rates and terms for similar financial instruments.

C.   Inventories:

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                              January 31, 1997  October 31, 1996
                                              ----------------  ----------------
        Raw materials ....................       $1,050,000        $1,232,000
        Work in process ..................        1,627,000         1,383,000
        Finished goods ...................          349,000           369,000
                                                 ----------        ----------
                                                  3,026,000         2,984,000
        Less advance payments ............          118,000            49,000
                                                 ----------        ----------
                                                 $2,908,000        $2,935,000
                                                 ==========        ==========

     As provided in several of the Company's contracts, customers advance funds to Base Ten for the purpose of purchasing inventory. The related advances have been offset against inventory.

D.   Property, Plant and Equipment:

     Property, plant and equipment are summarized as follows:

                                              January 31, 1997  October 31, 1996
                                              ----------------  ----------------

     Machinery and equipment .............      $ 9,833,000       $ 9,668,000
     Furniture and fixtures ..............          713,000           705,000
     Leased asset - land and building ....        3,600,000         3,600,000
     Leasehold improvement ...............          120,000            85,000
                                                -----------       -----------
                                                 14,266,000        14,058,000
     Less accumulated depreciation
     and amortization ....................        9,103,000         8,987,000
                                                -----------       -----------
                                                $ 5,163,000       $ 5,071,000
                                                ===========       ===========

E.   Other Assets

                                            January 31, 1997    October 31, 1996
     ===========================================================================
     Patents (net of amortization)                $  368,000          $  362,000
     Capitalized costs                             5,465,000           4,255,000
     Unamortized bond issue costs                    557,000             579,000
     Deposit - long-term capital lease               550,000             550,000
     Long-term receivable                            681,000             770,000
     Other                                           165,000             184,000
     ---------------------------------------------------------------------------
                                                  $7,786,000          $6,700,000
     ---------------------------------------------------------------------------

F.   Long-Term Capital Lease:

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

     The Company's future minimum lease payments related to the sale-leaseback arrangement in effect at January 31, 1997 are as follows:

           Fiscal
           ------
           1997                                                     $   560,000
           1998                                                         560,000
           1999                                                         560,000
           2000                                                         615,000
           2001                                                         615,000
           2002                                                       5,354,000
                                                                    -----------
                                                                      8,264,000
           Less:  Interest portion                                   (4,749,000)
                                                                    -----------
           Present value of net minimum payments                    $ 3,515,000
                                                                    ===========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General.

     Base Ten Systems, Inc. (the "Company") operates with a Medical Technology Division and a Government Technology Division and designs, develops, manufactures and markets complex, precision electronic systems for the defense industry and comprehensive software solutions for the pharmaceutical and medical device manufacturing industries. The Company's products are used in safety critical applications requiring consistent, highly reliable outcomes where an out-of-specification event could have a catastrophic result. The Company developed a core competency in safety critical applications from its historical focus on designing electronic systems used primarily in weapons management systems for military aircraft. The Company has applied this expertise to develop PHARMASYST(R), a computerized Manufacturing Execution System ("MES") used to automate, monitor, control and document highly regulated manufacturing processes.

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

     The Company has entered into collaborative relationships with certain computer system integrators and others that can integrate PHARMASYST with the products and services they provide. The Company has established a relationship with STG-Coopers & Lybrand Consulting AG, Walsh Automation, a Canadian systems integrator, WTI Systems Ltd, an English Systems Integrator, Toyo Engineering Co., a Japanese developer of turnkey manufacturing facilities, Bailey Controls Company, a provider of distributed control systems, Intellution, Inc., a supplier of manufacturing systems for the pharmaceutical industry, the Taisei Corporation, a $15 billion construction and engineering company in Japan, and most recently with Peat Marwick KPMG.

     The Company develops and manufactures weapons management systems and other defense-related products. Currently, the Company has ongoing development contracts with McDonnell Douglas Helicopter Systems, McDonnell Douglas Aerospace, Daimler-Benz AG, Aerospace, and the U.S. Air Force. Most of these contracts relate to upgrading weapons systems for existing aircraft fleets. In 1996 the Company entered into a program with McDonnell Douglas Helicopter Systems to develop helicopter Maintenance Data Recorders. In addition, the Company entered into a contract with McDonnell Douglas Aerospace for an Interference Blanker Unit used aboard the F-18. A contract for the completion of the product design and early production for components of the SLAM ER missile system was awarded to the Company in October, 1996.

Results of Operations

     Nondefense Operations- During 1996 the Company focused on the development of PHARM2, an advanced version of the PHARMASYST product introduced in 1995. At the end of the year the Company had contracts or signed License Agreements for installation at a total of 32 sites from a total of eighteen manufacturers or their integrators including Abbot Hospital Products, Pfizer International Products Group, SmithKline Beecham, Pharmacia & Upjohn, 3M, Novo Nordisk, Taisei, Berlex, and Wyeth. More recently the Company has added Roche, Astra, and an additional contract from Pharmacia & Upjohn.

     The Company sells PHARM2 through direct salespersons operating out of its headquarters in New Jersey; Laguna Niguel, California; Camberley, England; Brussels, Belgium; Copenhagen, Denmark; and Tokyo, Japan. The Tokyo office was opened in January, 1997 in response to opportunities under development in the Pacific Rim. In addition to direct selling, the Company has developed relationships with implementers and integrators already active in this market to increase the number of opportunities available to it to demonstrate and offer its products (See "General" above).*

     During the first quarter the Company engaged an internationally recognized consulting organization to assist it in the further development and refinement of procedures and documentation for the Company to be fully compliant with the principles embodied in GAMP. GAMP is the output of an industry group defining the methodology for creation of software products for the pharmaceutical industry. Although no assurances can be given, the Company believes that completion of this effort will provide significant added value to the Company's ability to sell in this market since it will further differentiate the Company from its competition.* The Company has strengthened its Quality Assurance organization through the employment of personnel familiar with pharmaceutical manufacturing practice.

     The Company recently announced the validation of PHARMASYST at the Canadian manufacturing facility of a major pharmaceutical company and one of the Company's principal clients. The value of validation will be realized in the increased acceptance of the Company's products by other pharmaceutical companies.* Although the Company generates revenue and cash upon delivery of PHARM2 to its clients, it is necessary for a pharmaceutical company to validate its equipment and processes in order to satisfy FDA regulations and PHARM2 is a critical portion of the manufacturing activity. The Company announced its first validated site in October, 1996.

     During the period, the Company strengthened its technical resources through the addition of development staff in both Camberley, England and in its New Jersey headquarters. The Company considers its technical staff to be a primary resource and crucial to its continuance in this business area. Loss of any portion of its technical resources would be injurious and loss of a significant portion of its technical staff could cause serious and immediate damage to the Company's business. The Company believes it has good relations with its technical staff.

     Defense Operations. During the first quarter the Company concentrated on the development tasks related to the Interference Blanker Unit (IBU) awarded to the Company in mid-1996, the development tasks related to the Maintenance Data Recorder also awarded to the Company in mid 1996, and the development tasks related to the SLAM ER missile contract awarded in October, 1996. This activity engaged primarily technical staff and was responsible for the major part of the income generated by the Government Technology Division.

     In addition, the Company continued its development of additional software for the Tornado program, the Company's most successful product. The Tornado program extends beyond the year 2000 and could offer the Company significant additional business.* The Company has been asked to provide cost and pricing information for additional production for the Tornado Stores Management System. This contract, if awarded, could result in $10 to $12 million of new business. It is expected that this contract will be awarded in 1997, although no assurance can be provided that the Company will be a recipient of this award.*

     The Company continues to seek additional sources of business in the weapons control area concentrating on those opportunities where the Company's technical skills are relevant.

     Quarter ended January 31, 1997 compared with the Quarter ended January 31, 1996. Revenues for the current quarter were $3,346,000 compared with $3,675,000 for the first quarter of fiscal 1996. The difference in revenues resulted primarily from a decrease in revenues of the Medical

Technology Division from $895,000 in 1996 to $200,000 in 1997. The decrease in revenues in 1997 was due to the Company's current policy of not recognizing revenue on its PHARM2 products until delivery was effected. This decrease was partially offset by an increase in revenues from the Government Technology Division.

     The Company recognized a net loss of $1,995,000 in the first quarter of 1997 compared with a net loss of $870,000 in the corresponding quarter in 1996. The increase in the loss is due primarily to the reduced Medical Technology revenues and the increase in interest costs. The interest increase is due to interest incurred on the $10 million Convertible Debenture sold in August, 1996. In addition, the Company had an income tax benefit of $470,000 in 1996 while none was available in 1997.

     Cost of sales for the first quarter of 1997 was 76.9% of revenues compared with 66.9% of revenues for the same period in 1996. The increase was due primarily to the reduced revenues from PHARMASYST products which have a significantly lower cost of sales than defense related products. Since the development costs are largely capitalized, the remaining costs of labor and overhead are relatively low compared with resulting revenue. In addition, several significant differences occurred in the 1997 first quarter compared with the 1996 first quarter related to cost of sales. In 1997 the purchased material cost declined to $287,000 compared with $764,000 in purchased material in 1996. In addition, the cost of contract labor in 1997 was $502,000 compared with $56,000 in 1996 and the cost of direct labor in 1997 was $1,210,000 compared with $798,000 in 1996. The difference in the two years resulted from a shift from a manufacturing environment in the Government Technology Division in 1996 to an engineering environment since current orders are concentrated on development rather than hardware manufacture. The increase in contract labor also resulted from the engagement of outside personnel to assist in the testing of PHARM2, a cost which was not incurred in 1996.

     Research and development expenses declined in the first quarter of 1997 to $161,000 from $325,000 in the comparable quarter in 1996. Since the Government Technology Division was primarily engaged in development of customer ordered products, reduced resources were available for development work at Company expense. Research and development expenses do not include the capitalized software development costs of $1,284,000 and $715,000 for the first quarter of 1997 and 1996, respectively. The Company's investment on a cash flow basis includes both of these components.

     Selling, general and administrative expenses remained relatively constant for the two periods although there were variations in the components of the SG&A expense. Selling salaries increased from $181,000 for the 1996 first quarter to $232,000 in 1997 and the consulting costs increased to $161,000 from $101,000 in the first quarter of 1996.

     Amortization of Medical Technology Division software increased in 1997 as the amount of capitalized software for PHARMASYST products increased through the prior twelve months.

Liquidity and Capital Resources

     During the first quarter the Company used $2.2 million of cash in its operations. The use of cash was due primarily to the Company's expenditure of approximately $1.3 million for the development of its PHARMASYST products and the Company's net loss for the quarter. At January 31, 1997 the Company's cash and other liquid assets were $5.3 million.

     The Company believes that cash generated by operations and existing capital resources in combination with the $1 million credit line recently initiated with a local bank will be sufficient to fund its operations at least through the end of fiscal 1997 providing it receives substantial orders for its commercial products and currently anticipated orders for its Government Technology Division materialize as expected.*

     As a result, the Company is relying on the completion of its Medical Technology Division leading product, PHARM2, during the first quarter of calendar 1997 to stimulate new orders and permit the delivery of existing orders. Existing orders are not expected to begin to generate cash until approximately 60 days of delivery and new orders are not expected to begin to generate initial cash receipts until at least 60 days of order with the balance generally within 60 days after delivery. However, neither the completion of PHARM2 nor the resulting generation of cash from it or government contracts can be assured either in time or amount or that such amounts will be sufficient for the Company's needs. Because such orders or the promise thereof cannot be assured, the Company intends currently to seek additional sources of capital and may also elect to reduce the pace of its development of Medical Technology Division products or establish other cost reduction measures, which could adversely impact the Company. Although the Company has elected to seek additional capital there can be no assurance that such funds or capital will be available at the time or in the amount needed.*

*FORWARD LOOKING INFORMATION

     The foregoing contains forward looking information within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward looking statements involve certain risks and uncertainties, including the particular factors described above in this Management Discussion and Analysis as well as the operational success of its PHARM2 products; the ability of the Company to successfully market, sell and deliver its PHARM2 products; the timeliness of booking new orders for its defense products; the ability of the Company to generate sufficient cash from operations to sustain continued development of its products; and the ability of the Company to obtain necessary additional equity or debt financing. In each case, actual results may differ materially from such forward looking statements. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

Date:  March 17, 1997
                                       BASE TEN SYSTEMS, INC.
                                       (Registrant)


                                       By: /s/  Myles M. Kranzler
                                       -----------------------------------------
                                            Myles M. Kranzler
                                            President and Chairman of the Board
                                            (Principal Executive Officer)


                                       By: /s/  Edward J. Klinsport
                                       -----------------------------------------
                                           Edward J. Klinsport
                                           Executive Vice President and Chief
                                           Financial Officer