Form 10-K/A
period 1996-10-31
BASE TEN SYSTEMS INC
filed 1997-04-03
CIK 10242

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549


                                      FORM 10-K/A


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

    The Company develops and manufactures weapons management systems and other defense-related products. Currently, the Company has ongoing development contracts with McDonnell Douglas Helicopter Systems, McDonnell Douglas Aerospace, Daimler-Benz AG, Aerospace, and the U.S. Air Force. Most of these contracts relate to upgrading weapons systems for existing aircraft fleets. In 1996 the Company entered into a program with McDonnell Douglas Helicopter Systems to develop helicopter maintenance data recorders. In addition, the Company entered into a contract with McDonnell Douglas Aerospace for an Interference Blanking Unit used aboard the F-18. A contract for the completion of the product design and early production for components of a missile system was awarded to the Company in October, 1996. The Company has also designed secure communications devices used by the U.S. Navy and the National Security Agency. During fiscal 1995 and fiscal 1996, approximately 85% and 90%, respectively, of the Company's revenues were defense-related. The Company's primary customer in the years 1994, 1995 and 1996 was Deutsche Aerospace AG
(DASA), provding revenues of 22.2%, 25.0% and 30.0% of the Company's total revenue respectively. In addition, the three largest domestic customers in 1996 were McDonnell Douglas Helicopter Company, McDonnell Douglas Aircraft, and SPD (a Philadelphia manufacturer of circuit breaker equipment) generating 13.0%, 10.6% and 7.5% of total sales respectively. The Company expects that its defense business will continue to remain a significant component of its operations with the potential for substantial production contracts extending over the next ten years. *


MANUFACTURING EXECUTION SYSTEMS

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



    THE FOREGOING CONTAINS FORWARD LOOKING INFORMATION WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES AND CAN BE IDENTIFIED BY AN "ASTERISK" REFERENCE TO A PARTICULAR SECTION OF THE FOREGOING OR BY THE USE OF SUCH FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVE", "EXPECT", "MAY", "WILL", "SHOULD" OR THE NEGATIVE THEREOF OR VARIATIONS THEREOF. SUCH FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING THE PARTICULAR FACTORS DESCRIBED ABOVE AND IN THIS BUSINESS DISCUSSION AS WELL AS THROUGHOUT THIS REPORT. IN EACH CASE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM
SUCH FORWARD LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE TO PUBLICLY UPDATE OR REVISE ITS FORWARD LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS (EXPRESSED OR IMPLIED) WILL NOT BE REALIZED.



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

    The following table sets forth the high and low sale prices of the Company's Class A Common Stock and Class B Common Stock as reported by Nasdaq for the periods indicated:


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           CLASS A COMMON STOCK        CLASS B COMMON STOCK
                                BID PRICE                    BID PRICE
                          ----------------------      -----------------------
FISCAL 1996:                HIGH         LOW            HIGH           LOW
-----------               ---------    ---------      ---------     ---------
First quarter. . . . . .  $  13 1/4   $  10 1/8       $  12 5/8     $  10 1/2
Second quarter . . . . .     11 1/8       8 7/8          11 1/4         9 1/2
Third quarter. . . . . .     13 1/2       9 15/16        14 3/4        11 3/8
Fourth quarter . . . . .     13 1/4      10              14            13 1/2

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
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------


    (1) Included in 1992 financial data is a reversal of $.5 million of a prior provision and a gain of $.4 million on previously written-off marketable securities.
    (2) Included in 1996, 1995 and 1994 financial data is a long term capital lease.
    (3) Included in 1996 financial data is a write-off of various capitalized expenses amounting to $2.4 million and $.6 million of expenses incurred in the preparation of a Registration Prospectus which was withdrawn (see discussion in Results of Operations).

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


    PHARMASYST customers are provided the right to cancel at no cost early in the contract cycle if the parties do not agree on the applicable specifications for the PHARMASYST software to be installed. Some deliveries of PHARMASYST products are overdue, and other deliveries may become overdue. Although cancellation for late deliveries may occur, and two already have occurred, the Company does not anticipate the loss of material orders as a result thereof.* The Company did not incur any material expense in the cancellation of these two orders since both involved the provision of standard software under development as PHARM2, which proceeded without additional cost regardless of the cancellations. If the Company had been able to complete the development of PHARM2 earlier, these two cancellations may have been prevented and the Company could have recognized additional software revenue of approximately $150,000. While the Company cannot predict customer willingness to wait for the completion of deliveries and other cancellations may occur, the Company does not believe a material portion of its backlog will be cancelled.* The Company's primary costs to date have been in the development of PHARM2 standard software and not in the customization of that software to specific requirements. The Company has devoted substantial resources to the development of its PHARMASYST products including the development of PHARM2 and has only delivered a limited number of applications. Substantially all of the Company's orders for defense-related products may be canceled at any time, subject to various payment obligations for prior deliveries.


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


    In the second quarter of fiscal 1996 the Company reviewed the recoverability of its capitalized software costs and determined that neither PRENVAL, nor the product marketed as uPACS would achieve sufficient revenues in future periods to justify retention of the related capitalized costs. Accordingly, the Company wrote off the $2.4 million balance of such capitalized costs. With respect to PRENVAL, it became apparent to the Company that market acceptance of the product was less than anticipated. The Company also determined that the licensee had no current plans to market the product in the U.S. as was originally anticipated by the Company and that, as a result, sales would not exceed the amount necessary to generate royalties in excess of the minimum provided under the license. Effective as of the end of the second quarter of fiscal 1996, management resolved to suspend further development of PRENVAL. However, the Company will provide technical and marketing support for the remainder of the license term. The Company believes that the use of marketing and technical staff to support the sale of PRENVAL throughout the balance of the license term is an effective way to develop the potential for an extension of the license term and does not represent a material cost to the Company. With respect to uPACS, the Company had implemented sales efforts in late 1995 and displayed the product at certain trade shows in Europe. In December 1995, sales were anticipated for early 1996. However, by early April 1996 it became clear that the anticipated sales would not materialize. The Company concluded that the product, as it existed, would not generate sufficient sales to recover the capitalized costs, and that only a new product designed for networking with communications and off-line measurement capabilities would be capable of producing acceptable sales volume.


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


    Selling, general and administrative costs for 1996 increased to $8.5 million compared with $5.8 million in 1995. Included in the 1996 expenses are the costs of financing totaling $.6 million incurred in the preparation of a Registration Prospectus in anticipation of a prospective public offering. The offering was withdrawn in July 1996 because of market conditions. The Company did not have comparable costs in 1995. The largest single increase in selling, general and administrative expenses for 1996 was in personnel costs rising from $1.8 million in 1995 to $2.8 million in 1996, an increase of 55.6%. This increase includes additional sales persons and also was attributable to the fact that in 1995 senior managers salaries were reduced in the amount of approximately $.4 million and were reinstated in 1996. This practice did not occur in 1996. Also, additional costs in 1996, attributable largely to the Medical Technology Division, for presonnel hiring, travel, advertising and consulting amouted to an increase of approximately %.5 million compared to 1995.



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


    THE FOREGOING CONTAINS FORWARD LOOKING INFORMATION WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES AND CAN BE IDENTIFIED BY AN "ASTERISK" REFERENCE TO A PARTICULAR SECTION OF THE FOREGOING OR BY THE USE OF SUCH FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVE", "EXPECT", "MAY", "WILL", "SHOULD" OR THE NEGATIVE THEREOF OR VARIATIONS THEREOF. SUCH FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THE PARTICULAR FACTORS DESCRIBED ABOVE IN THIS MANAGEMENT DISCUSSION AND ANALYSIS AS WELL AS THROUGHOUT THIS REPORT. IN EACH CASE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE TO PUBLICLY UPDATE OR REVISE ITS FORWARD LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS (EXPRESSED OR IMPLIED) WILL NOT BE REALIZED.

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





DELOITTE & TOUCHE LLP


Parsippany, New Jersey
December 23, 1996

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                                  OCTOBER 31, 1996    OCTOBER 31, 1995
                                                                  ----------------    ----------------

 CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . .     $   7,465,000         $   7,221,000
  Accounts receivable (including unbilled receivables of
  $4,162,000 in 1996 and $3,271,000 in 1995) . . . . . . .         7,515,000             6,034,000
  Inventories  . . . . . . . . . . . . . . . . . . . . . .         2,935,000             3,151,000
  Current portion of employee loan receivable. . . . . . .           128,000               108,000
  Other current assets . . . . . . . . . . . . . . . . . .           386,000               536,000
                                                                 -------------       -------------

   TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . .        18,429,000            17,050,000
  PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . .         5,071,000             4,480,000
  EMPLOYEE LOAN RECEIVABLE.  . . . . . . . . . . . . . . .           148,000               298,000
  OTHER ASSETS. . . . . . .  . . . . . . . . . . . . . . .         6,700,000             6,177,000
                                                                 -------------       -------------
                                                               $  30,348,000         $  28,005,000
                                                                 -------------       -------------
                                                                 -------------       -------------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . .      $   1,472,000         $   1,246,000
  Accrued expenses. . . . . . . . . . . . . . . . . . . .          2,994,000             1,454,000
  Income taxes payable. . . . . . . . . . . . . . . . . .                  -             1,038,000
  Current portion of capital lease obligation . . . . . .             47,000                42,000
                                                                 -------------       -------------

   TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .          4,513,000             3,780,000
                                                                 -------------       -------------

 LONG-TERM LIABILITIES:
  Deferred income taxes . . . . . . . . . . . . . . . . .                  -                83,000
  Deferred compensation . . . . . . . . . . . . . . . . .             19,000                90,000
  Other long-term liabilities . . . . . . . . . . . . . .            247,000               266,000
  Capital lease obligation. . . . . . . . . . . . . . . .          3,478,000             3,525,000
  Long-term debt. . . . . . . . . . . . . . . . . . . . .         10,000,000                     -
                                                                 -------------       -------------
   TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . . . .         13,744,000             3,964,000
                                                                 -------------       -------------
 COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . .
 SHAREHOLDERS' EQUITY
  Preferred Stock, $1.00 par value, authorized and unissued
  1,000,000 shares. . . . . . . . . . . . . . . . . . . .                  -                     -
  Class A Common Stock, $1.00 par value, 22,000,000 shares
  authorized; issued and outstanding 7,358,964 shares in 1996
  and 7,216,195 shares in 1995. . . . . . . . . . . . . .          7,359,000             7,216,000
  Class B Common Stock, $1.00 par value, 2,000,000 shares
  authorized; issued and outstanding 445,387 shares in 1996 and
  458,474 shares in 1995 (convertible into Class A Common
  Stock on a one for one basis) . . . . . . . . . . . . .            445,000               458,000
  Additional paid-in capital. . . . . . . . . . . . . . .         24,584,000            23,908,000
  Deficit . . . . . . . . . . . . . . . . . . . . . . . .        (20,138,000)          (11,179,000)
                                                                 -------------       -------------
                                                                  12,250,000            20,403,000
  Equity adjustment from foreign currency translation . .           (159,000)             (142,000)
                                                                 -------------       -------------
                                                                  12,091,000            20,261,000
                                                                 -------------       -------------
                                                               $  30,348,000         $  28,005,000
                                                                 -------------       -------------
                                                                 -------------       -------------


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
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


                                 See Notes to Consolidated Financial Statements.

                       BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,                                   1996           1995           1994
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings/(loss)                            $  (8,959,000)  $   (875,000)  $     35,000
ADJUSTMENTS TO RECONCILE NET
    EARNINGS TO NET CASH (USED IN)/
    PROVIDED FROM OPERATING ACTIVITIES:

 Depreciation and amortization                         1,743,000      1,106,000        586,000
 Write off of Software Development Costs               2,429,000             --             --
 Deferred gain on sale of building                       (19,000)       (17,000)      (282,000)
 Deferred income taxes                                   (83,000)      (149,000)      (290,000)
 Accounts receivable                                  (1,481,000)      (966,000)       228,000
 Inventories                                             216,000       (740,000)      (269,000)
 Other current assets                                    150,000       (237,000)       303,000
 Accounts payable and Accrued expenses                 1,766,000        162,000       (398,000)
 Deferred compensation                                   (71,000)       (58,000)       (23,000)
 Other assets                                         (4,126,000)    (3,846,000)    (2,171,000)
 Income taxes payable                                 (1,038,000)      (325,000)       314,000
-----------------------------------------------------------------------------------------------------
 NET CASH (USED IN) OPERATIONS                        (9,473,000)    (5,945,000)    (1,967,000)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to property, plant and equipment           (1,058,000)      (350,000)      (306,000)

 Proceeds from sale of land and building                      --             --      3,600,000
-----------------------------------------------------------------------------------------------------
NET CASH (USED IN)/PROVIDED FROM
   INVESTING ACTIVITIES                               (1,058,000)      (350,000)     3,294,000
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of amounts borrowed                           (42,000)       (34,000)    (4,711,000)
 Issuance of Long Term Debt                           10,000,000             --             --
 Proceeds from the issuance of common stock              806,000     11,725,000      1,399,000
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED FROM/(USED IN)
   FINANCING ACTIVITIES                               10,764,000     11,691,000     (3,312,000)
-----------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash                  11,000        (43,000)        50,000
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
 NET INCREASE/(DECREASE) IN CASH                         244,000      5,353,000     (1,935,000)
 CASH, beginning of year                               7,221,000      1,868,000      3,803,000
-----------------------------------------------------------------------------------------------------
 CASH, end of year                                 $   7,465,000   $  7,221,000      1,868,000
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
 Cash paid during the year for interest            $     485,000   $    527,000   $    173,000
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
Retirement of Treasury Stock                       $       8,000    $    14,000   $     14,000
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

    Leased asset - building       15 years
    Machinery and equipment       3 to 10 years
    Furniture and fixtures        3 to 20 years


6. OTHER ASSETS - Included in other non-current assets are software development costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed" issued by the Financial Accounting Standards Board. The Company is required to capitalize certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. For the year ended October 31, 1996, the Company capitalized $3.8 million of software development costs. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred. The Company performs quarterly reviews of the recoverability of its capitalized software costs and other long lived assets based on anticipated revenues and cash flows from sales of these products. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life of four years.


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


13. FOREIGN CURRENCY TRANSLATION - The accounts of the consolidated foreign subsidiaries are translated into United States dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52. Transaction gains and losses are immaterial.

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

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of April, 1997.


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



                                                   TITLE               DATE
                                                   -----               ----

Myles M. Kranzler, Edward J. Klinsport,          Directors      April 4, 1997
Alan J. Eisenberg, Alexander M. Adelson,
Alan S. Poole*



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