Form 10-Q/A
period 1997-01-31
BASE TEN SYSTEMS INC
filed 1997-04-03
CIK 10242

===============================================================================
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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


-------------------------------------------------------------------------------
===============================================================================

                 BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                               INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

         Consolidated Balance Sheets -- January 31, 1997 (unaudited)
         and October 31, 1996 (audited)....................................   1

         Consolidated Statements of Operations -- Three months ended
         January 31, 1997 and 1996 (unaudited).............................   2

         Consolidated Statements of Shareholders' Equity -- Three
         months ended January 31, 1997 (unaudited).........................   3

         Consolidated Statements of Cash Flows -- Three months ended
         January 31, 1997 and 1996 (unaudited).............................   4

         Notes to Consolidated Financial Statements........................   5

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................  10


PART II. OTHER INFORMATION

         Item 2:      Changes in Securities................................  14
         Item 6:      Exhibits and Reports on Form 8-K.....................  14

                         BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                                     JANUARY 31, 1997        OCTOBER 31, 1996
                                                                       (UNAUDITED)               (AUDITED)
                                                                     ----------------        ----------------
CURRENT ASSETS:
   Cash ............................................................. $  5,273,000            $  7,465,000
   Accounts receivable (including unbilled receivables of
     $4,493,000 in 1997 and $4,162,000 in 1996)                          6,582,000               7,515,000

   Inventories.......................................................    2,908,000               2,935,000
   Current Portion of Employee Loan Receivable.......................      121,000                 128,000
   Other current assets..............................................      504,000                 386,000
                                                                       -----------             -----------
     TOTAL CURRENT ASSETS............................................   15,388,000              18,429,000
   PROPERTY, PLANT AND EQUIPMENT.....................................    5,163,000               5,071,000
   Employee Loan Receivable..........................................      132,000                 148,000
   OTHER ASSETS......................................................    7,786,000               6,700,000
                                                                       -----------             -----------
                                                                      $ 28,469,000           $  30,348,000
                                                                     =============          ==============
                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.................................................     1,038,000            $  1,472,000
   Accrued expenses.................................................     3,488,000               2,994,000
   Current Portion of Capital Lease Obligation......................        54,000                  47,000
                                                                       -----------             -----------
     TOTAL CURRENT LIABILITIES......................................     4,580,000               4,513,000

LONG TERM LIABILITIES:
   Deferred Compensation............................................        24,000                  19,000
   Other Long-Term Liabilities......................................       247,000                 247,000
   Capital Lease Obligation.........................................     3,461,000               3,478,000
   Long-term debt...................................................    10,000,000              10,000,000
                                                                       -----------             -----------
     TOTAL LONG-TERM LIABILITIES....................................    13,732,000             $13,744,000

SHAREHOLDERS' EQUITY
   Preferred Stock, $1.00 par value, authorized
   and unissued-1,000,000 shares ...................................           --                      --
   Class A Common Stock, $1.00 par value,
     22,000,000 shares authorized; issued and outstanding
     7,365,317 shares in 1997 and 7,358,964 shares in 1996..........     7,365,000               7,359,000

   Class B Common Stock, $1.00 par value,
     2,000,000 shares authorized; issued and outstanding
     445,121 shares in 1997 and 445,387 shares in 1996 (convertible
     into Class A Common Stock on a one for one basis)..............       445,000                 445,000
  Additional paid-in capital.........................................   24,618,000              24,584,000
  Deficit ...........................................................  (22,133,000)            (20,138,000)
                                                                       -----------             -----------
                                                                        10,295,000              12,250,000
  Equity adjustment from foreign currency translation.................    (138,000)               (159,000)
                                                                       -----------             -----------
                                                                        10,157,000              12,091,000
                                                                       -----------             -----------
                                                                     $  28,469,000           $  30,348,000
                                                                     =============          ==============

                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
                                                -------------------------------
                                                    1997               1996
                                                    ----               ----
REVENUES

  Sales                                         $   3,252,000      $  3,611,000
  Other                                                94,000            64,000
                                                -------------      ------------
                                                    3,346,000         3,675,000
                                                -------------      ------------
COSTS AND EXPENSES:
  Cost of sales...............................      2,572,000         2,458,000
  Amortization of software medical cost.......        343,000           226,000
  Research and development....................        161,000           325,000
  Selling, general and administrative.........      1,903,000         1,877,000
  Interest....................................        362,000           129,000
                                                -------------      ------------
                                                    5,341,000         5,015,000
                                                -------------      ------------
LOSS BEFORE INCOME TAXES......................     (1,995,000)       (1,340,000)
INCOME TAX BENEFIT............................             --          (470,000)
NET LOSS......................................  $  (1,995,000)      $  (870,000)
                                                -------------      ------------
                                                -------------      ------------

NET LOSS PER COMMON SHARE:....................  $        (.26)      $      (.11)
AVERAGE COMMON SHARES
OUTSTANDING:..................................      7,808,453         7,699,985


                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                THREE MONTHS ENDED JANUARY 31, 1997

                                            (UNAUDITED)


                                                                                                                Equity
                                         COMMON STOCK                                                         Adjustment
                         ------------------------------------------------                                       From
                                CLASS A                 CLASS B           Additional                           Foreign
                                -------                 ------             Paid-in                             Currency
                         Shares         Amount    Shares        Amount     Capital         Deficit           Translation
                         ------         ------    ------        ------     ------          -------          ------------

Balance -
  October 31, 1996      7,358,964    $7,359,000   445,387     $  445,000   $  24,584,000    $(20,138,000)    $  (159,000)
Conversions of
Class B Common
to Class A Common             266            --      (266)            --              --              --              --

Issuance of Common

Stock                       6,087         6,000        --             --          34,000              --              --
Foreign currency
translation                    --            --        --             --              --              --          21,000
Net loss                       --            --        --             --              --      (1,995,000)             --
                        ---------   -----------   -------     ----------   -------------   -------------    --------------
Balance -

January 31, 1997        7,365,317    $7,365,000   445,121     $  445,000   $  24,618,000    $(22,133,000)    $  (138,000)
                        ---------   -----------   -------     ----------   -------------   -------------    --------------
                        ---------   -----------   -------     ----------   -------------   -------------    --------------



                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)




                                                                 THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                                ------------------
                                                             1997                1996
                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $  (1,995,000)       $  (870,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization                              545,000            352,000
  Accounts Receivable                                        942,000           (840,000)
  Inventories                                                 27,000           (110,000)
  Employee Loan Receivable - net of current portion           23,000           (412,000)
  Other current assets                                      (120,000)            52,000
  Accounts payable                                          (414,000)          (509,000)
  Accrued expenses                                           337,000            141,000
  Deferred compensation                                        5,000            (78,000)
  Other assets                                            (1,428,000)          (654,000)
  Income taxes payable                                            --           (470,000)
  Other long-term liabilities                                144,000             (5,000)
                                                        ------------         ----------
  NET CASH USED IN OPERATIONS                             (1,934,000)        (3,403,000)
                                                        ------------         ----------
CASH FLOWS USED IN INVESTING
 ACTIVITIES:

  Additions to property, plant and equipment                (207,000)          (323,000)

  Decrease in Long-Term Lease Obligation -
  net of current portion                                     (10,000)           (12,000)
                                                        ------------         ----------
  NET CASH USED IN INVESTING ACTIVITIES                     (217,000)          (335,000)
                                                        ------------         ----------
CASH FLOWS PROVIDED FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock                      40,000            244,000
                                                        ------------         ----------
  NET CASH PROVIDED FROM FINANCING ACTIVITIES                 40,000            244,000
  Effect of exchange rate change on cash                     (81,000)           (83,000)
                                                        ------------         ----------
NET (DECREASE) INCREASE IN CASH                           (2,192,000)        (3,577,000)
CASH, beginning of period                                  7,465,000          7,218,000
                                                        ------------         ----------
CASH, end of period                                     $  5,273,000       $  3,641,000
                                                        ------------         ----------
                                                        ------------         ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                $  130,000         $  130,000
                                                        ------------         ----------


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

                   Leased asset - building 15 years Machinery and equipment 3 to 10 years Furniture and fixtures 3 to 20 years


       7. OTHER ASSETS - Included in other non-current assets are software development costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed" issued by the Financial Accounting Standards Board, the Company is required to capitalize certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. The Company performs quarterly reviews of the recoverability of its capitalized software costs and other long lived assets based on anticipated revenues and cash flows from sales of these products. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.


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


       14. FOREIGN CURRENCY TRANSLATION - The accounts of the consolidated foreign subsidiaries are translated into United States dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52. Transaction gains and losses are immaterial.

C.     INVENTORIES:

       Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                      JANUARY 31, 1997       OCTOBER 31, 1996
                                      ----------------       ----------------
Raw materials..................        $  1,050,000            $  1,232,000
Work in process................           1,627,000               1,383,000
Finished goods.................             349,000                 369,000
                                       ------------            ------------
                                          3,026,000               2,984,000
Less advance payments..........             118,000                  49,000
                                       ------------            ------------
                                       $  2,908,000            $  2,935,000
                                       ------------            ------------
                                       ------------            ------------

       As provided in several of the Company's contracts, customers advance funds to Base Ten for the purpose of purchasing inventory. The related advances have been offset against inventory.

D.     PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment are summarized as follows:

                                      JANUARY 31, 1997       OCTOBER 31, 1996
                                      ----------------       ----------------

Machinery and equipment................$  9,833,000              $  9,668,000
Furniture and fixtures.................     713,000                   705,000
Leased asset - land and building.......   3,600,000                 3,600,000
Leasehold improvement..................     120,000                    85,000
                                       ------------              ------------
                                         14,266,000                14,058,000
Less accumulated depreciation
   and amortization....................   9,103,000                 8,987,000
                                       ------------              ------------
                                       $  5,163,000              $  5,071,000
                                       ------------              ------------
                                       ------------              ------------

E.     OTHER ASSETS

                                    JANUARY 31, 1997         OCTOBER 31, 1996
                                      -------------             -------------
Patents (net of amortization)           $   368,000              $    362,000
Capitalized costs                         5,465,000                 4,255,000
Unamortized bond issue costs                557,000                   579,000
Deposit - long-term capital lease           550,000                   550,000
Long-term receivable                        681,000                   770,000
Other                                       165,000                   184,000
-----------------------------------------------------------------------------
                                        $ 7,786,000              $  6,700,000
-----------------------------------------------------------------------------

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

       The Company's future minimum lease payments related to the sale-leaseback arrangement in effect at January 31, 1997 are as follows:

         FISCAL
         ------
          1997                                   $    560,000
          1998                                        560,000
          1999                                        560,000
          2000                                        615,000
          2001                                        615,000
          2002                                      5,354,000
                                                 ------------
                                                    8,264,000
          Less:  Interest portion                  (4,749,000)
                                                 ------------
          Present value of net minimum payments  $  3,515,000
                                                 ------------
                                                 ------------

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

       Although the Company has made delivery of the first release of PHARM2, other deliveries of PHARM2 are overdue. Although cancellation for late deliveries may occur, the Company does not anticipate the loss of material orders as a result thereof.


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


       Research and development expenses declined in the first quarter of 1997 to $161,000 from $325,000 in the comparable quarter in 1996. Since the Government Technology Division was primarily engaged in development of customer ordered products, reduced resources were available for development work at Company expense. Research and development expenses do not include the capitalized software development costs of $1,488,000 and $715,000 for the first quarter of 1997 and 1996, respectively. The Company's investment on a cash flow basis includes both of these components.

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

LIQUIDITY AND CAPITAL RESOURCES


       During the first quarter the Company used $1.9 million of cash in its operations. The use of cash from operations was due primarily to the Company's expenditure of approximately $1.5 million for the development of its PHARMASYST products and the Company's net loss for the quarter. Cash used in investing activities during the first quarter of $.2 million was due primarily to the purchase of property, plant and equipment. Net cash provided from financing activities was attributable to the exercise of options for the purchase of the Company's common stock. The combined use of cash from all activities during the quarter was $2.2 million for the reasons stated above. At January 31, 1997 the Company's cash and other liquid assets were $5.3 million.

       The Company recently obtained a $1 million line of credit facility with a local bank, which expires in February 1998. Interest is 1% above the bank's prime lending rate and the credit line is collateralized by accounts receivable. There currently are no amounts outstanding under the credit line.

       The Company believes that cash generated by operations and existing capital resources in contribution with such credit facility will be sufficient to fund its operations through fiscal year end 1997, but only if it receives substantial orders for its commercial products and currently anticipated orders for its Government Technology Divison materialize at the times and in the amounts planned. As a result, the Company is relying on the completion of its Medical Technology Division leading product, PHARM2, during the first quarter of calendar 1997 to stimulate new orders and permit the delivery of existing orders. However, neither the completion of PHARM2 nor the resulting generation of cash from it or government contracts can be assured either in time or amount or that such amounts will be sufficient for the Company's needs. Because such orders or the promise thereof cannot be assured, the Company is seeking additional sources of capital and may also elect to reduce the pace of its development of Medical Technology Division products or establish other cost reduction measures, which could adversely impact the Company. Although the Company is seeking additional capital there can be no assurance that such funds or capital will be available at the time or in the amount needed. The Company is presently in discussion with financial institutions to determine the most appropriate means of acquiring additional capital and, while no assurance can be provided, is seeking to establish a formal relationship before the end of the second quarter with the prospect for additional capital to be available to the Company before the end of the fourth quarter the absence of which could adversely affect the Company. If the Company is unable to obtain such financing during fiscal 1997 the Company would plan to reduce its operating costs. The effect of these reductions could have an adverse affect in the Company's ability to market, develop, and implement its products with the result that the Company may continue to incur losses.*


*FORWARD LOOKING INFORMATION


THE FOREGOING CONTAINS FORWARD LOOKING INFORMATION WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES AND CAN BE IDENTIFIED BY AN "ASTERISK" REFERENCE TO A PARTICULAR SECTION OF THE FOREGOING OR BY THE USE OF SUCH FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVE", "EXPECT", "MAY", "WILL", "SHOULD" OR THE NEGATIVE THEREOF OR VARIATIONS THEREOF. SUCH FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THE PARTICULAR FACTORS DESCRIBED ABOVE IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS AS WELL AS THROUGHOUT THIS REPORT. IN EACH CASE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE TO PUBLICLY UPDATE OR REVISE ITS FORWARD LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS (EXPRESSED OR IMPLIED) WILL NOT BE REALIZED.

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

Date:    April 3, 1997

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





                            By: /s/  EDWARD J. KLINSPORT
                            ------------------------------------------
                                Edward J. Klinsport
                                Executive Vice President and Chief
                                Financial Officer