Form 10-K/A
period 1996-10-31
BASE TEN SYSTEMS INC
filed 1997-05-28
CIK 10242

===============================================================================

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

===============================================================================

                                BASE TEN SYSTEMS, INC.
                                     FORM 10-K/A
                         FOR THE YEAR ENDED OCTOBER 31, 1996

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 31, 1996 as set forth in the pages attached hereto:

                                       PART II

                                                                          Page
     Item 6.  Selected Financial Data has been amended to reflect the
              Company's restated historical financial statements           12

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations has been amended as
              a result of the restatement of the Company's historical
              financial statements                                         13

     Item 8.  Financial Statements and Supplementary Data has been amended to refer to the Company's restated financial
              statements                                                   23


                                       PART IV


     Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K has been amended to include the Company's
              restated historical financial statements                     39

    This Amendment No. 2 to the Company's Annual Report on Form 10-K/A is being filed as a result of the Company's restatement of its consolidated financial statements for the years ended October 31, 1996 and 1995. To the extent this amended filing is inconsistent with the Company's Annual Report on Form 10K for the fiscal year ended October 31, 1996 as amended by Amendment No. 1 on Form 10-K/A (the "original filing ), the original filing is hereby superseded and amended. To the extent the original filing is unaffected by this restatement, the original filing has not been updated or corrected to reflect events occurring subsequent to the date of the original filing.

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

    PHARMASYST-Registered Trademark- operates on a PC-based system in an open client / server environment and can be readily integrated with industry standard server database engines. PHARMASYST is designed and marketed as a standard application, not a custom solution or toolkit, for implementation into a customer's existing manufacturing facility. PHARMASYST acts as an electronic monitor ensuring that the production process complies with a predefined set of specifications in order to produce a consistent product. The Company believes that PHARMASYST is the premier commercially available PC-based standardized MES solution capable of the necessary functionality and supporting documentation suitable for regulated manufacturing in the pharmaceutical and medical device industries. The Company is engaged in a continuing program to reach compliance with an industry generated standard for Good Automated Manufacturing Practice
(GAMP) as a means of differentiating itself from present and future competition.

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

    The Company develops and manufactures weapons management systems and other defense-related products. Currently, the Company has ongoing development contracts with McDonnell Douglas Helicopter Systems, McDonnell Douglas Aerospace, Daimler-Benz AG, Aerospace, and the U.S. Air Force. Most of these contracts relate to upgrading weapons systems for existing aircraft fleets. In 1996 the Company entered into a program with McDonnell Douglas Helicopter Systems to develop helicopter maintenance data recorders. In addition, the Company entered into a contract with McDonnell Douglas Aerospace for an Interference Blanking Unit used aboard the F-18. A contract for the completion of the product design and early production for components of a missile system was awarded to the Company in October, 1996. The Company has also designed secure communications devices used by the U.S. Navy and the National Security Agency. During fiscal 1995 and fiscal 1996, approximately 85% and 90%, respectively, of the Company's revenues were defense-related. The Company's primary customer in the years 1994, 1995, and 1996 was Deutsche Aerospace AG (DASA), providing revenues of 22.2%, 25.0%, and 30.0% of the Company's total revenue respectively. In addition, the three largest domestic customers in 1996 were McDonnell Douglas Helicopter Company, McDonnell Douglas Aircraft, and SPD (a Philadelphia manufacturer of circuit breaker equipment) generating 13.0%, 10.6%, and 7.5% of total sales respectively. The Company expects that its defense business will continue to remain a significant component of its operations with the potential for substantial production contracts extending over the next ten years. *

MANUFACTURING EXECUTION SYSTEMS


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

    THE FOREGOING CONTAINS FORWARD LOOKING INFORMATION WITHIN THE MEANING OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES AND CAN BE IDENTIFIED BY AN "ASTERISK" REFERENCE TO A PARTICULAR SECTION OF THE FOREGOING OR BY THE USE OF SUCH FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVE", "EXPECT", "MAY", "WILL", "SHOULD" OR THE NEGATIVE THEREOF OR VARIATIONS THEREOF. SUCH FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THE PARTICULAR FACTORS DESCRIBED ABOVE AS WELL AS THROUGHOUT THIS REPORT. IN EACH CASE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE TO PUBLICLY UPDATE OR REVISE ITS FORWARD LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS (EXPRESSED OR IMPLIED) WILL NOT BE REALIZED.

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


    The following table sets forth the high and low sale prices of the Company's Class A Common Stock and Class B Common Stock as reported by Nasdaq for the periods indicated:

----------------------------------------------------------------------

                      CLASS A COMMON STOCK    CLASS B COMMON STOCK
                           BID PRICE               BID PRICE
                     --------------------    --------------------
FISCAL 1996:         HIGH        LOW         HIGH         LOW
------------         ----        ---         ----         ---
First quarter      $ 13 1/4    $ 10 1/8    $ 12 5/8    $ 10 1/2
Second quarter       11 1/8      8 7/8       11 1/4       9 1/2
Third quarter        13 1/2      9 15/16     14 3/4      11 3/8
Fourth quarter       13 1/4      10          14          13 1/2

FISCAL 1995:
------------

First quarter      $  8 1/4    $ 6 1/4     $  8         $ 6 5/8
Second quarter        9        $ 6 3/4     $  9 1/8     $ 7 1/2
Third quarter        10 1/8      6 3/4       10 3/4       7
Fourth quarter       11 5/8      9 1/8       12 3/8      10 1/8

----------------------------------------------------------------------


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

--------------------------------------------------------------------------------------------------------

                                   BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------

YEAR ENDED OCTOBER 31,                 1996           1995           1994           1993           1992
                                            (AS RESTATED, SEE NOTE M
                                                 TO CONSOLIDATED
                                              FINANCIAL STATEMENTS)
--------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:

Revenues                             $  14,891   $ 18,307    $  19,282      $  22,262      $  19,068

Earnings (Loss) from continuing
  operations before income taxes
  and extraordinary item (1) (3)    $  (10,006)  $ (1,851)   $      59      $   1,465      $     695

 Income taxes (benefit)             $   (1,047)  $   (474)   $      24      $     507      $     198
Net earnings (Loss) from
  continuing operations before
  extraordinary item                $   (8,959)  $ (1,377)   $      35      $     958      $     497

Extraordinary Item:
Income tax/benefit from
  utilization of loss carryforward          --         --           --             --      $     198

 Net earnings (Loss)                $   (8,959)  $  (1,377)  $      35      $     958      $     695
--------------------------------------------------------------------------------------------------------
 Net earnings (Loss) per share      $    (1.16)  $    (.20)  $     .03      $     .17      $     .19
--------------------------------------------------------------------------------------------------------
 SUMMARY BALANCE SHEET
--------------------------------------------------------------------------------------------------------
 AS OF OCTOBER 31,                        1996        1995      1994           1993           1992
--------------------------------------------------------------------------------------------------------
 SUMMARY OF OPERATIONS:

 Working capital                    $   13,916   $  13,270   $   5,860      $   6,365      $   1,858

 Total assets                       $   30,348   $  28,005   $  17,609      $  17,255      $  13,054

Long term debt, net of
  current maturities (2)            $   13,478   $   3,525   $   3,601      $   3,212      $   4,675

 Shareholders' equity               $   12,091   $  20,261   $   9,431      $   7,957      $   1,974
--------------------------------------------------------------------------------------------------------


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

    The Company has a history of success since 1976 as a supplier of safety critical hardware and software to the weapons control industry including the Tornado interdiction and strike aircraft serving as a major weapon system for the German, Italian and English defense forces and the A-10 Warthog ground support aircraft which is reported to have performed successfully in the Gulf War. This history has enabled the Company to develop technology and personnel to position itself as a premier provider of products to that industry; a condition which was well illustrated in 1996 through the successful acquisition of three significant contracts with the potential for substantial production work over the next ten to fifteen years assuming government funding is available and current procurement plans remain unchanged, neither of which can be assured.*

    The Company, which operates through a Medical Technology Division and a Government Technology Division, designs, develops, manufactures and markets complex precision electronic systems for the defense industry and comprehensive software solutions for the pharmaceutical and medical device manufacturing industry. Many of the Company's products are used in safety critical applications requiring consistent, highly reliable outcomes where any deviation from the defined outcome could have catastrophic results. The Company developed a core competency in safety critical applications from its historical focus, the development of electronic systems used primarily in weapons management systems. The Company is now applying this expertise to develop PHARMASYST, and its next generation PHARM2, manufacturing execution systems targeted at the pharmaceutical manufacturing and medical device industry. The defense business generated 90% of the Company's revenues during 1996 compared with 85% in 1995. The Company expects that the defense business will remain a significant component of operations.*


    The Company experienced net losses of $9.0 million in the year ended
October 31, 1996 and $1.4 million in the year ended October 31, 1995. These losses resulted primarily from reduction of defense related revenues, write-offs and amortization of software development expenditures incurred in prior periods and expenses related to the marketing and sales of commercial products. The Company anticipates incurring additional losses in the first half of 1997 and could continue to incur losses in subsequent periods. The Company's ability to achieve profitable operations is dependent upon, among other things, successful marketing of its manufacturing execution system products and defense related design and manufacturing services, cost effective development of both medical and defense-related products, and successful competition in the markets in which the Company participates. Failure of the PHARMASYST product to achieve market acceptance would have a material effect on the Company's business, results of operations and financial condition.*

    During the sales and marketing activity of the latter part of 1996 the Company has found a need to provide detailed demonstrations of its products approximating actual customer needs. In addition, the Company believes that its Manufacturing Execution Systems should be compliant with industry standards such as are described under Good Automated Manufacturing Practices (GAMP), an industry standard, and the Company has found it very beneficial to upgrade its ability to comply with GAMP and is, therefore, adding additional quality and project personnel. These additions create expenses in advance of the revenues which they are intended to develop and act to increase losses until such revenues are generated when the generation of such revenues cannot be assured. The Company believes its objective of being the leading supplier of Manufacturing Execution Systems (MES) to the pharmaceutical industry requires the incurrance of these costs and their consequences. Since the Company believes there is a compelling need for pharmaceutical manufacturers to have MES compliant with cGMP and the Company believes its products already lead the industry in their ability to comply with customer needs, the Company considers the additional costs to be a prudent investment, although the Company cannot be assured that pharmaceutical manufacturers may not find other ways to satisfy regulatory requirements.*

    The Company believes that its potential for long term growth will depend in part on the success of its PHARMASYST products and the ability to convert engineering contracts now underway in the defense related areas into profitable long term production contracts.

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


   The Company has restated its consolidated financial statements for the years ended October 31, 1996 and 1995. Subsequent to the issuance of the Company's 1996 consolidated financial statements, the Company's management determined that certain temporary salary reductions for certain officers of the Company during fiscal 1995, and loans made to such officers to be repaid by future bonuses, should have been recorded as an increase to compensation expense with a corresponding increase to additional paid-in-capital in the Company's 1995 consolidated financial statements. As a result, the Company's 1996 and 1995 consolidated financial statements have been restated from the amounts previously reported to record these loans as a charge to operations and as an increase to additional paid-in-capital in fiscal 1995. The impact of these adjustments was to increase the previously reported 1995 net loss by $502,000 and net loss per common share by $.07. The restatement had no effect on the Company's cash position.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995


    The Company incurred a net loss of $9.0 million in 1996 compared to a net loss of $1.4 million in 1995. Losses in 1996 comprised a write off of various capitalized expenses in the sum of $2.4 million representing development of the Company's prenatal abnormality detection software, PRENVAL, and early development costs for uPACS and other operating losses of $7.0 million. The major portion of the operating loss represents the Company's investment in the development of markets and infrastructure for Medical Technology Division products. Included in the loss was approximately $.6 million of expenses incurred in the preparation of a Registration Prospectus which was withdrawn.


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


    Selling, general and administrative costs for 1996 increased to $8.5 million compared with $6.3 million in 1995. Included in the 1996 expenses are the costs of financing totaling $.6 million incurred in the preparation of a Registration Prospectus in anticipation of a prospective public offering. The offering was withdrawn in July 1996 because of market conditions. The Company did not have comparable costs in 1995. The largest single increase in selling, general and administrative expenses for 1996 was in personnel costs rising from $1.8 million in 1995 to $2.8 million in 1996, an increase of 55.6%. This increase includes additional sales persons. Also, additional costs in 1996, attributable largely to the Medical Technology Division, for personnel hiring, travel, advertising, and consulting amounted to an increase of approximately $.5 million compared to 1995.

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


    Selling, general and administrative expenses increased by approximately $1.2 million, or 24.0%, from $5.1 million in 1994 to $6.3 million in 1995 and increased as a percentage of revenues from 26.6% to 34.4%. This increase consisted primarily of (i) $.4 million in salaries relating to the addition of new sales personnel, (ii) $.1 million in advertising of commercial products and
(iii) $.3 million in travel expenses relating to the addition of new sales people and increased participation in trade shows. The increase was partially offset by a $.2 million decrease in employee group insurance expenses relating to the adoption of a new plan.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----

Independent Auditors' Report..................................................22
Consolidated Balance Sheets - October 31, 1996 (as Restated)
and 1995 (as Restated)........................................................23
Consolidated Statements of Operations  - Years ended
October 31, 1996, 1995 (as Restated) and 1994.................................24
Consolidated Statements of Shareholders' Equity  - Years
ended October 31, 1996 (as Restated),  1995 (as Restated)  and 1994...........25
Consolidated Statements of Cash Flows  - Years ended
October 31, 1996, 1995 (as Restated)  and 1994................................26
Notes to Consolidated Financial Statements....................................27


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                        PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers of the Company and other members of senior management are as follows:



--------------------------------------------------------------------------------------------------
    NAME                     AGE       OFFICES HELD WITH BASE TEN              PERIOD SERVED
--------------------------------------------------------------------------------------------------
    Myles M. Kranzler        68        Chairman of the Board, President and    1966 to present
                                         Chief Executive Officer
    Edward J. Klinsport      49        President-Government Technology Div.    1994 to present
                                       Executive Vice President                1992 to present
                                       Chief Financial Officer                 1978 to present
                                       Group Vice President                    1985 to 1992
    Alan J. Eisenberg        55        President-Medical Technology Div.       1994 to present
                                       Vice President                          1983 to present

    Richard J. Farrelly      65        Vice President                          1992 to present

    Frank W. Newdeck         51        Vice President                          1991 to present

    Richard G. Kandrac       55        Vice President                          1983 to present
---------------------------------------------------------------------------------------------------

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


As discussed in Note M, the accompanying consolidated financial statements have been restated.





Parsippany, New Jersey
December 23, 1996 (May 16, 1997 as to Note M)

                                 BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS



                                                                               OCTOBER 31, 1996    OCTOBER 31, 1995


                                                                                 (AS RESTATED,      (AS RESTATED,
                                                                                  SEE NOTE M)        SEE NOTE M)
 CURRENT ASSETS:

 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  7,465,000      $  7,221,000
 Accounts receivable (including unbilled receivables of $4,162,000 in
1996 and $3,271,000 in 1995). . . . . . . . . . . . . . . . . . . . . . . . .        7,515,000         6,034,000
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,935,000         3,151,000
 Current portion of employee loan receivable. . . . . . . . . . . . . . . . .          128,000           108,000
 Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          386,000           536,000
                                                                                   ------------     -------------
  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,429,000        17,050,000
 PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . . . . . . . . . .        5,071,000         4,480,000
 EMPLOYEE LOAN RECEIVABLE . . . . . . . . . . . . . . . . . . . . . . . . . .          148,000           298,000
 OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,700,000         6,177,000
                                                                                   ------------     -------------
                                                                                  $  30,348,000     $  28,005,000
                                                                                   ------------     -------------
                                                                                   ------------     -------------


                                    LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,472,000      $  1,246,000
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,994,000         1,454,000
 Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         1,038,000
 Current portion of capital lease obligation. . . . . . . . . . . . . . . . .           47,000            42,000
                                                                                   ------------     -------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .        4,513,000         3,780,000
                                                                                   ------------     -------------
 LONG-TERM LIABILITIES:
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -            83,000
 Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,000            90,000
 Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          247,000           266,000
 Capital lease obligation . . . . . . . . . . . . . . . . . . . . . . . . . .        3,478,000         3,525,000
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,000,000                 -
                                                                                   ------------     -------------
    TOTAL LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .       13,744,000         3,964,000
                                                                                   ------------     -------------
 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value, authorized and unissued
  1,000,000 shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                  -
Class A Common Stock, $1.00 par value, 22,000,000 shares
authorized; issued and outstanding 7,358,964 shares in 1996 and
7,216,195 shares in 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .        7,359,000         7,216,000
Class B Common Stock, $1.00 par value, 2,000,000 shares
authorized; issued and outstanding 445,387 shares in 1996 and
458,474 shares in 1995 (convertible into Class A Common
Stock on a one for one basis) . . . . . . . . . . . . . . . . . . . . . . . .          445,000           458,000
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .       25,086,000        24,410,000
 Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,640,000)      (11,681,000)
                                                                                   ------------     -------------
                                                                                     12,250,000       20,403,000
 Equity adjustment from foreign currency translation. . . . . . . . . . . . .         (159,000)         (142,000)
                                                                                   ------------     -------------
    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,091,000        20,261,000
                                                                                   ------------     -------------
    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  30,348,000     $  28,005,000
                                                                                   ------------     -------------
                                                                                   ------------     -------------

                            See Notes to Consolidated Financial Statements.




                                                   BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,                                                1996              1995             1994

                                                                                (AS RESTATED, SEE
                                                                                      NOTE M)
-----------------------------------------------------------------------------------------------------------------
REVENUE
  Sales . . . . . . . . . . . . . . . . . . . . . . . . . .     $  14,591,000    $  17,841,000     $  18,698,000
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           300,000          466,000           584,000
                                                                 -------------    -------------     -------------
                                                                   14,891,000        18,307,000       19,282,000
                                                                 -------------    -------------     -------------

COSTS AND EXPENSE:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . .        10,973,000       11,813,000        12,996,000
  Amortization of software development costs. . . . . . . .         1,278,000          630,000                --
  Research and development. . . . . . . . . . . . . . . . .           998,000          863,000           887,000
  Selling, general and administrative . . . . . . . . . . .         8,509,000        6,298,000         5,131,000
  Write-off of software development costs . . . . . . . . .         2,429,000               --                --
  Interest. . . . . . . . . . . . . . . . . . . . . . . . .           710,000          554,000           209,000
                                                                 -------------    -------------     -------------
    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,897,000       20,158,000        19,223,000
                                                                 -------------    -------------     -------------

EARNINGS/(LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .      (10,006,000)      (1,851,000)            59,000
INCOME TAXES/(BENEFIT). . . . . . . . . . . . . . . . . . .       (1,047,000)        (474,000)            24,000
                                                                 -------------    -------------     -------------
NET EARNINGS (LOSS) . . . . . . . . . . . . . . . . . . . .     $ (8,959,000)    $ (1,377,000)         $  35,000
                                                                 -------------    -------------     -------------
                                                                 -------------    -------------     -------------

NET EARNINGS (LOSS) PER COMMON SHARE. . . . . . . . . . . .     $      (1.16)     $     (.2013)        $     .03

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . . .         7,743,000        6,926,000         7,569,000


                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                             BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                              EQUITY
                                                                                                            ADJUSTMENT
                                                                             ADDITIONAL                    FROM FOREIGN
                                CLASS A                   CLASS B             PAID-IN                        CURRENCY     TREASURY
                         SHARES         AMOUNT       SHARES      AMOUNT       CAPITAL         (DEFICIT)    TRANSLATION      STOCK
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE:
October 31, 1993       4,646,670     $4,647,000    558,111      $558,000    $13,253,000    $(10,339,000)    $(162,000)       --

Conversions of
  Class B Common to
  Class A Common          81,635         82,000    (81,635)      (82,000)            --              --            --        --
Exercise of Options       87,561         88,000         --            --        185,000              --            --   (14,000)
Exercise of Rights           305             --         --            --             --              --            --        --
Exercise of Warrants     204,022        204,000         --            --        936,000              --            --        --
Foreign currency
   translation                --             --         --            --             --              --        40,000        --
Retirement of
 treasury stock          (13,631)       (14,000)        --            --             --              --            --    14,000
Net Earnings/(Loss)           --             --         --            --             --          35,000            --        --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE:
October 31, 1994       5,006,562      5,007,000    476,476       476,000     14,374,000     (10,304,000)     (122,000)       --

Conversions of
  Class B Common to
  Class A Common          20,896         21,000    (20,896)      (21,000)            --              --            --        --
Exercise of Options      123,131        123,000      5,000         5,000        400,000              --            --   (14,000)
Exercise of Rights       828,542        828,000         --            --      3,444,000              --            --        --
Exercise of Warrants   1,248,701      1,249,000         --            --      5,690,000              --            --        --
Capital Contribution (as
restated, see Note M)         --             --         --            --        502,000              --            --        --
Foreign currency
  translation                 --             --         --            --             --              --       (20,000)       --
Retirement of
  treasury stock         (11,637)       (12,000)    (2,106)       (2,000)            --              --            --    14,000
Net Earnings/(Loss)
(as restated, see Note M)     --             --         --            --             --      (1,377,000)           --        --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE:

October 31, 1995
(as restated, see
Note M)                7,216,195     $7,216,000    458,474      $458,000    $24,410,000  $  (11,681,000)    $(142,000)       --
Conversions of
  Class B Common to
  Class A Common           5,418          5,000     (5,418)       (5,000)            --              --            --        --
Exercise of Options      137,351        138,000                                 676,000              --            --    (8,000)
Foreign currency
  translation                 --             --         --            --             --              --       (17,000)       --
Retirement of
  treasury stock              --             --     (7,669)       (8,000)            --              --            --     8,000
Net Earnings/(Loss)           --             --         --            --             --      (8,959,000)           --        --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE:

October 31, 1996
(asrestated, see
Note M)                7,358,964     $7,359,000    445,387      $445,000    $25,086,000  $  (20,640,000)    $(159,000)       --
-----------------------------------------------------------------------------------------------------------------------------------
                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                     25



                                                   BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,                               1996                   1995                  1994
                                                                  (AS RESTATED, SEE NOTE M)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings/(loss)                        $  (8,959,000)          $  (1,377,000)         $     35,000

ADJUSTMENTS TO RECONCILE NET
  EARNINGS TO NET CASH (USED IN)/
  PROVIDED FROM OPERATING ACTIVITIES:

 Depreciation and amortization                   1,743,000               1,106,000               586,000
 Write off of Software Development Costs         2,429,000                      --                    --
 Contribution to Capital                                --                 502,000                    --
 Deferred gain on sale of building                 (19,000)                (17,000)             (282,000)
 Deferred income taxes                             (83,000)               (149,000)             (290,000)
 Accounts receivable                            (1,481,000)               (966,000)              228,000
 Inventories                                       216,000                (740,000)             (269,000)
 Other current assets                              150,000                (237,000)              303,000
 Accounts payable and Accrued expenses           1,766,000                 162,000              (398,000)
 Deferred compensation                             (71,000)                (58,000)              (23,000)
 Other assets                                   (4,126,000)             (3,846,000)           (2,171,000)
 Income taxes payable                           (1,038,000)               (325,000)              314,000
----------------------------------------------------------------------------------------------------------
 NET CASH (USED IN) OPERATIONS                  (9,473,000)             (5,945,000)           (1,967,000)
----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment     (1,058,000)               (350,000)             (306,000)

 Proceeds from sale of land and building                --                      --             3,600,000
----------------------------------------------------------------------------------------------------------
NET CASH (USED IN)/PROVIDED FROM
  INVESTING ACTIVITIES                          (1,058,000)               (350,000)            3,294,000
----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of amounts borrowed                     (42,000)                (34,000)           (4,711,000)
 Issuance of Long Term Debt                     10,000,000                      --                    --
 Proceeds from the issuance of common stock        806,000              11,725,000             1,399,000
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED FROM/(USED IN)
  FINANCING ACTIVITIES                          10,764,000              11,691,000            (3,312,000)
----------------------------------------------------------------------------------------------------------
 Effect of Exchange Rate Changes on Cash            11,000                 (43,000)               50,000
----------------------------------------------------------------------------------------------------------
 NET INCREASE/(DECREASE) IN CASH                   244,000               5,353,000            (1,935,000)
 CASH, beginning of year                         7,221,000               1,868,000             3,803,000
----------------------------------------------------------------------------------------------------------
 CASH, end of year                           $   7,465,000           $   7,221,000          $  1,868,000
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid during the year for interest       $     485,000           $    527,000           $    173,000
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
Retirement of Treasury Stock                 $       8,000           $      14,000          $     14,000
----------------------------------------------------------------------------------------------------------
                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    26

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



3. REVENUE RECOGNITION - For Medical Software Products, the Company evaluates each product and order on an individual basis to determine the proper revenue recognition method. Contracts to deliver software which require significant customization or modification for an extended period of time are accounted for under the percentage of completion method. For the products or orders which are more standardized in nature, revenue is recognized on delivery. For products in the Government Technology Division earnings on long-term contracts are recognized on the percentage-of-completion or unit-of-delivery basis. Changes in estimates are accounted for using the cumulative catch up method and are immaterial in each period presented.


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

C.   INVENTORIES


          --------------------------------------------------------------------
           OCTOBER 31,                            1996                1995
          --------------------------------------------------------------------
           Raw materials                     $  1,232,000        $  1,557,000
           Work in progress                     1,383,000           1,515,000
           Finished goods                         369,000              95,000
          --------------------------------------------------------------------
                                                2,984,000           3,167,000
           Less advance payments                   49,000              16,000
          --------------------------------------------------------------------
                                             $  2,935,000        $  3,151,000
          --------------------------------------------------------------------


D.   PROPERTY, PLANT AND EQUIPMENT


           OCTOBER 31,                            1996                1995
          --------------------------------------------------------------------
           Leasehold  improvement            $     85,000        $     21,000
           Machinery and equipment              9,668,000           8,853,000
           Furniture and fixtures                 705,000             617,000
           Leased asset - land and building     3,600,000           3,600,000
          --------------------------------------------------------------------
                                               14,058,000          13,091,000
           Less accumulated depreciation        8,987,000           8,611,000
          --------------------------------------------------------------------
                                             $  5,071,000        $  4,480,000
          --------------------------------------------------------------------



   Maintenance and repairs charged to costs and expenses amounted to $258,000, $240,000 and $239,000 in fiscal 1996, 1995 and 1994, respectively.

E.   OTHER ASSETS


          -------------------------------------------------------------------
           OCTOBER 31,                            1996                1995
          -------------------------------------------------------------------
           Patents (net of amortization)     $  362,000          $  297,000
           Capitalized costs                  4,255,000           3,773,000
           Unamortized bond issue costs         579,000                  --
           Deposit-long term capital lease      550,000             550,000
           Long-term receivable                 770,000           1,150,000
           Other                                184,000             407,000
          -------------------------------------------------------------------
                                           $  6,700,000        $  6,177,000
          -------------------------------------------------------------------



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

   The provision (benefit) for income taxes includes the following:


          ------------------------------------------------------------------
           YEAR ENDED OCTOBER 31,       1996           1995           1994
          ------------------------------------------------------------------
           Current:
                    Federal      $    (882,000)   $  (325,000)   $  259,000

                    State             (165,000)            --        55,000

                    Foreign                 --             --            --
          ------------------------------------------------------------------
           Total Current            (1,047,000)      (325,000)      314,000
          ------------------------------------------------------------------
           Deferred:

                    Federal                 --       (124,000)     (239,000)

                    State                   --        (25,000)      (51,000)

                    Foreign                 --             --            --
          ------------------------------------------------------------------
           Total Deferred                   --       (149,000)     (290,000)
          ------------------------------------------------------------------
                                 $  (1,047,000)   $  (474,000)   $   24,000
          ------------------------------------------------------------------

   A reconciliation of the Company's effective rate to the U.S. statutory rate is as follows:

---------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31,                      PERCENTAGE OF PRE-TAX EARNINGS
                                             ------------------------------
                                             1996         1995        1994
---------------------------------------------------------------------------
 Federal tax (benefit)/provisions at
applicable statutory rates                   (34.0)%     (34.0%)      34.0%
 Increases (decreases) in income
taxes resulting from:
     State tax benefit, net of Federal
     tax effect                               (6.0)       (4.0)        7.0
     Net changes in current and deferred
     valuation allowances                     31.5         6.9          --
     Other, net                               (2.9)       (5.5)         --
---------------------------------------------------------------------------
                                             (11.4)%     (25.6%)      41.0%
---------------------------------------------------------------------------

   The components of the deferred tax assets and liabilities as follows:

-------------------------------------------------------------------------
                                        OCTOBER 31,         OCTOBER 31,
                                           1996                1995
-------------------------------------------------------------------------
CURRENT
     Vacation                           $  212,000          $  46,000
     Deferred compensation                   2,000             34,000
     Other                                      --              3,000
-------------------------------------------------------------------------
Total current assets                       214,000             83,000
-------------------------------------------------------------------------
NONCURRENT
     Deferred gain on sale leaseback    $   99,000          $ 101,000
     Depreciation                         (382,000)          (315,000)
     Net operating loss carryforwards    3,666,000            681,000
     Research and development
      and investment tax credits
      carryforwards                        578,000            528,000
-------------------------------------------------------------------------
Total noncurrent assets               $  3,961,000         $  995,000
     Valuation allowance                (4,175,000)        (1,078,000)
-------------------------------------------------------------------------
Net deferred tax assets                         --                 --
-------------------------------------------------------------------------

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

     The total current amounts presented above are included in other current assets on the balance sheet.

The components of earnings/(loss) before income taxes were as follows:


---------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31,                 1996           1995           1994
---------------------------------------------------------------------------
 Domestic                          $  (9,040,000) $  (1,845,000) $  79,000

 Foreign                                (966,000)        (6,000)   (20,000)
---------------------------------------------------------------------------
                                  $  (10,006,000) $  (1,851,000) $  59,000
---------------------------------------------------------------------------

G.        GEOGRAPHIC AND SEGMENT INFORMATION

     The following tabulation details the Company's operations in different geographic areas for the years ended October 31, 1994, 1995 and 1996.



                                             UNITED
                                             STATES         EUROPE    ELIMINATIONS        CONSOLIDATED
-------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1994
Revenues from unaffiliated sources      $19,268,000    $    14,000    $    --             $19,282,000
Operating profit/loss                   $   288,000    $   (20,000)   $    --             $   268,000
Identifiable assets at October 31,1994  $17,664,000    $   398,000    $(453,000)          $17,609,000
-------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1995:

Revenues from unaffiliated sources      $17,925,000    $   382,000    $    --             $18,307,000
Operating loss                          $(1,291,000)   $    (6,000)   $    --             $(1,297,000)
Identifiable assets at October 31, 1995 $28,063,000    $   960,000    $(1,018,000)        $28,005,000
-------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1996:

Revenues from unaffiliated sources      $14,840,000    $    51,000    $    --             $14,891,000
Operating loss                          $(8,330,000)   $  (966,000)   $    --             $(9,296,000)
Identifiable assets at October 31, 1996 $32,690,000    $ 1,039,000    $(3,381,000)        $30,348,000
-------------------------------------------------------------------------------------------------------


                                               32

   The Company's business is composed of two industry segments: government technology and medical technology. A summary of information relating to these divisions is presented below for the year ended October 31, 1996. Prior to 1995, the Medical Technology Division was considered insignificant and therefore not presented.



------------------------------------------------------------------------------------------------------------------
                                               GOVERNMENT          MEDICAL
                                               TECHNOLOGY        TECHNOLOGY              OTHER       CONSOLIDATED
                                                SEGMENT            SEGMENT
------------------------------------------------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1995:
 Revenues                                    $  15,597,000       $  2,244,000        $    466,000   $  18,307,000
------------------------------------------------------------------------------------------------------------------
 Operating profit (loss):                    $     765,000       $ (2,528,000)       $    466,000   $  (1,297,000)
------------------------------------------------------------------------------------------------------------------
 Identifiable assets at October 31, 1995:    $  11,433,000       $  7,003,000        $  9,569,000   $  28,005,000
------------------------------------------------------------------------------------------------------------------
 Depreciation and  amortization:             $     257,000       $    685,000        $    164,000   $   1,106,000
------------------------------------------------------------------------------------------------------------------
 Capital expenditures:                       $     118,000       $    218,000        $     14,000   $     350,000
------------------------------------------------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1996:

 Revenues                                    $  13,329,000       $  1,262,000        $    300,000   $  14,891,000
------------------------------------------------------------------------------------------------------------------
 Operating profit (loss):                    $    (909,000)      $ (8,687,000)       $    300,000   $  (9,296,000)
------------------------------------------------------------------------------------------------------------------
 Identifiable assets at October 31, 1996:    $  12,370,000       $  7,589,000        $ 10,389,000   $  30,348,000
------------------------------------------------------------------------------------------------------------------
 Depreciation and  amortization:             $     376,000       $  1,278,000        $     89,000   $   1,743,000
------------------------------------------------------------------------------------------------------------------
 Capital expenditures:                       $     356,000       $    658,000        $     44,000   $   1,058,000
------------------------------------------------------------------------------------------------------------------



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

     The Company's future minimum lease payments related to the sale-leaseback arrangement in effect at October 31, 1996 are as follows:

--------------------------------------------------------------------------------

     Fiscal
     1997                                       $    560,000
     1998                                            560,000
     1999                                            560,000
     2000                                            615,000
     2001                                            615,000
     2002 and thereafter                           5,354,000
                                                ------------
                                                   8,264,000
     Less interest portion                        (4,739,000)
                                                ------------
     Present value of net minimum payments      $  3,525,000
                                                ------------
                                                ------------



I.   LONG-TERM DEBT

     The Company executed an agreement to sell $10.0 million 9.01% Convertible Subordinate Debentures due August 31, 2003. Under the terms of the debentures, the holder can convert the debentures into the Company s Class A Common Stock, at $12.50 per share, 125% of the closing price on August 9, 1996. The Company has the right to call the debentures after February 28, 1998, if the Company's stock price trades at certain levels between 150% - 175% of the closing price or $15-$17.50 per share. In addition, the Company's financing costs relating to this debenture amounted to approximately $.6 million. These costs are being amortized over the life of the loan. In August 1996, the Company received the proceeds from the above agreement.

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

     Information with respect to the aforementioned stock option plans is summarized as follows:

------------------------------------------------------------------------------

                                        Class A        Class B        Total
------------------------------------------------------------------------------
Outstanding at October 31, 1993
      ($3.00 to $11.59 per share)       589,331        9,946          599,277
Granted ($7.93 per share)               400,170           --          400,170
Exercised ($3.00 to $8.625 per share)   (87,561)          --          (87,561)
Canceled ($8.00 - $8.625 per share)     (31,450)          --          (31,450)
Expired ($10.00 to $11.59)               (2,182)          --           (2,182)
------------------------------------------------------------------------------
Outstanding at October 31, 1994
      ($3.00 to $8.875 per share)       868,308        9,946          878,254
Granted ($6.625 to $11.25 per share)     46,000           --           46,000
Exercised ($3.00 to $8.625 per share)  (104,431)      (5,000)        (109,431)
Canceled ($8.625 per share)             (26,483)          --          (26,483)
------------------------------------------------------------------------------
Outstanding at October 31, 1995
      ($3.00 to $11.25 per share)       783,394        4,946          788,340
Granted ($10.20 to $11.125 per share)   560,700           --          560,700
Exercised ($3.00 to $8.625 per share)   (78,851)          --          (78,851)
Canceled (per share)                     (3,850)          --           (3,850)
------------------------------------------------------------------------------
Outstanding at October 31, 1996
      ($3.00 to $11.125 per share)    1,261,393        4,946        1,266,339
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Exercisable at October 31, 1996         686,407        4,946          691,353
------------------------------------------------------------------------------
------------------------------------------------------------------------------

   The Company has issued 895,000 warrants and 522,000 options to consultants and three non-management directors at prices ranging from $3.00 to $11.75, expiring from 1997 to 2004. None of these warrants or options have expired to date. Included in the above are 250,000 warrants issued to consultants for services related to the promotion and selling of the Company's stock at an exercise price which was less than the fair market value of the stock at the date of the grant. The remaining options and warrants were issued at fair market value at the date of grant. One consultant and one director have exercised warrants or options for a total of 34,000 shares during fiscal 1996 at prices ranging from $4.00 to $7.25 per share.

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

M.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS



   The Company has restated its consolidated financial statements for the years ended October 31, 1996 and 1995. Subsequent to the issuance of the Company's 1996 consolidated financial statements, the Company's management determined that certain temporary salary reductions for certain officers of the Company during fiscal 1995, and loans made to such officers to be repaid by future bonuses, should have been recorded as an increase to compensation expense with a corresponding increase to additional paid-in-capital in the Company's 1995 consolidated financial statements. As a result, the Company's 1996 and 1995 consolidated financial statements have been restated from the amounts previously reported to record these loans as a charge to operations and as an increase to additional paid-in-capital in fiscal 1995. The impact of these adjustments was to increase the previously reported 1995 net loss by $502,000 and net loss per common share by $.07. The restatement had no effect on the Company's cash position.

   A summary of the significant effects of the restatement is as follows (dollar amounts in thousands, except per share data):

   ---------------------------------------------------------------------------
                                                     AS              AS
                                                 PREVIOUSLY       RESTATED
                                                  REPORTED
   ---------------------------------------------------------------------------
   YEAR ENDED OCTOBER 31, 1995:

   Selling, general and administrative expense   $   5,796       $   6,298

   Total operating expenses                         19,656          20,158

   Loss before income tax benefit                   (1,349)         (1,851)

   Net loss                                           (875)         (1,377)

   Net loss per common share                          (.13)           (.20)
   ---------------------------------------------------------------------------
   AT OCTOBER 31, 1995:

   Additional paid-in capital                    $  23,908       $  24,410

   Accumulated deficit                             (11,179)        (11,681)
   ---------------------------------------------------------------------------
   AT OCTOBER 31, 1996:

   Additional paid-in capital                    $  24,584       $  25,086

   Accumulated deficit                             (21,138)        (20,640)

                                       SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of May, 1997.


                                        BASE TEN SYSTEMS, INC.

By:  /s/ Myles M. Kranzler         By:  /s/ Edward J. Klinsport       By:  /s/ Susan M. Klinsport
     ------------------------           -----------------------            ----------------------
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


                                                  TITLE                DATE

Myles M. Kranzler, Edward J. Klinsport,         Directors           May 27, 1997
Alan J. Eisenberg, Alexander M. Adelson,
Alan S. Poole*



By:       /s/ Edward J. Klinsport
     -----------------------------------------
     *Edward J. Klinsport, as attorney-in-fact

                                      EXHIBIT INDEX
EXHIBIT
NUMBER    EXHIBIT                                                          PAGE

3. (a) Restated Certificate of Incorporation, as amended, of Registrant * (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Registrant's Registration Statement on Form S-8 (File No.
          2-84451) filed on July 31, 1990).

   (b)    Certificate of Amendment of the Restated Certificate of          *
          Incorporation dated September 1, 1992 (incorporated by reference to Exhibit 4(b)(2) to Amendment No. 3 to Registrant's
          Registration Statement on Form S-1 (File No. 33-48404) filed on September 3, 1992).

   (c)    Amended By-Laws of the Registrant (incorporated by reference to  *
          Exhibit 4(d)(2) to Registrant's Registration Statement on Form
          S-8 (File No. 33-60454) filed on April 1, 1993).

4. (a)    Purchase Agreement dated as of August 8, 1996 between the        *
          Registrant and Jessee L. Upchurch (incorporated by reference to
          Exhibit 4 (a) to Registrant's Current Report on Form 8-K (File
          No. 0-7100) dated August 12, 1996).

10.(a) 1980 Deferred Compensation Agreement between the Registrant and * (A) certain executive officers (incorporated by reference to Exhibit
          10.3 to Registrant's Registration Statement on Form S-1 File No. 2-70259 filed on December 16, 1980).

   (b)    1981 Incentive Stock Option Plan of Registrant, as amended and   * (A)
          restated on January 12, 1990 (incorporated by reference to Exhibit 4(c) to Amendment No. 1 to Registrant's Registration
          Statement on Form S-8 (File No. 2-84451) filed on July 31, 1990).

   (c) 1992 Stock Option Plan of Registrant (incorporated by reference * (A) to Exhibit 10(ai) to Amendment No. 3 to Registrant's Registration Statement on Form S-1 (File No. 33-48404) filed on September 3,
          1992).

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

EXHIBIT
NUMBER    EXHIBIT             PAGE

   (g)    Employment Agreement dated as of March 26, 1992 between the      * (A)
          Registrant and Myles M. Kranzler (incorporated by reference to
          Exhibit 28(b) to Registrant's Current Report on Form 8-K (File
          No. 0-7100) filed on April 10, 1992).

   (h)    Employment Agreement dated as of March 26, 1992 between the      * (A)
          Registrant and James A. Eby (incorporated by reference to Exhibit 28(c) to Registrant's Current Report on Form 8-K (File No.
          0-7100) filed on April 10, 1992).

   (i)    Employment Agreement dated as of March 26, 1992 between the      * (A)
          Registrant and Edward J. Klinsport (incorporated by reference to
          Exhibit 28(d) to Registrant's Current Report on Form 8-K (File
          No. 0-7100) filed on April 10, 1992).

   (j)    Employment Agreement dated as of March 26, 1992 between the      * (A)
          Registrant and Alan J. Eisenberg (incorporated by reference to
          Exhibit 28(e) to Registrant's Current Report on Form 8-K (File
          No. 0-7100) filed on April 10, 1992).

   (k) Amended Agreement dated July 28, 1992 between the Registrant and * (A) Alexander Adelson (incorporated by reference to Exhibit 10(ar) to the Registrant's Registration Statement on Amendment No. 3. to
          Form S-2 on Form S-1 (Registration No. 33-48404) filed on
          September 3, 1992).
   (l) Modification of Amended Agreement dated January 11, 1993 between * (A) the Registrant and Alexander M. Adelson.

   (m) Amended Modification of Amended Agreement dated January 28, 1994 * (A) between the Registrant and Alexander M. Adelson.


   (n)    Amended Consulting Agreement made as of February 24, 1992        * (A)
          between the Registrant and Bruce D. Cowen (incorporated by reference to Exhibit 10(as) to the Registrant's Registration
          Statement on Amendment No. 3. to Form S-2 on Form S-1
          (Registration No. 33-48404) filed on September 3, 1992).

   (o)    Modification of Amendment Agreement dated January 11, 1993       * (A)
          between the Registrant and Bruce D. Cowen.

   (p) Consulting Agreement dated March 1, 1994 between the Registrant * (A) and Bruce D. Cowen.

   (q)    Option Agreement dated as of November 9, 1992 between the        *
          Registrant and Donald M. Daniels (incorporated by reference to
          Exhibit 10(as) to the Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1992).

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

23.1 Independent Auditors' Consent.

24.1 Power of Attorney

_______________
*    Incorporated by reference.
(A)  A management contract or compensatory plan or arrangement.