Form 10-Q/A
period 1997-01-31
BASE TEN SYSTEMS INC
filed 1997-05-28
CIK 10242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                              PAGE


          Consolidated Balance Sheets -- January 31, 1997 (as Restated) (unaudited)
          and October 31, 1996 (as Restated) (audited).....................................    1


          Consolidated Statements of Operations -- Three months ended
          January 31, 1997 and 1996 (unaudited)............................................    2


          Consolidated Statements of Shareholders' Equity -- Three
          months ended January 31, 1997 (as Restated) (unaudited)...........................   3


          Consolidated Statements of Cash Flows -- Three months ended
          January 31, 1997 and 1996 (unaudited)............................................    4

          Notes to Consolidated Financial Statements.......................................    5

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................................  10


PART II.  OTHER INFORMATION

          Item 2:      Changes in Securities...............................................   14

          Item 6:      Exhibits and Reports on Form 8-K....................................   14


                                             BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                             ASSETS
                                                                              January 31, 1997          October 31, 1996
                                                                                (Unaudited)                 (Audited)
                                                                                 ---------                   -------


CURRENT ASSETS:                                                                       (As Restated, See Note G)
                                                                                       -----------------------
   Cash..................................................................       $  5,273,000               $  7,465,000
   Accounts receivable (including unbilled receivables of
     $4,493,000 in 1997 and $4,162,000 in 1996)..........................          6,582,000                  7,515,000
   Inventories...........................................................          2,908,000                  2,935,000
   Current Portion of Employee Loan Receivable...........................            121,000                    128,000
   Other current assets..................................................            504,000                    386,000
                                                                              --------------             --------------
     TOTAL CURRENT ASSETS................................................         15,388,000                 18,429,000
PROPERTY, PLANT AND EQUIPMENT............................................          5,163,000                  5,071,000
Employee Loan Receivable.................................................            132,000                    148,000
OTHER ASSETS.............................................................          7,786,000                  6,700,000
                                                                              --------------             --------------
                                                                                $ 28,469,000               $ 30,348,000
                                                                              --------------             --------------
                                                                              --------------             --------------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable......................................................          1,038,000               $  1,472,000
   Accrued expenses......................................................          3,488,000                  2,994,000
   Current Portion of Capital Lease Obligation...........................             54,000                     47,000
                                                                              --------------             --------------
     TOTAL CURRENT LIABILITIES...........................................          4,580,000                  4,513,000

LONG TERM LIABILITIES:
   Deferred Compensation.................................................             24,000                     19,000
   Other Long-Term Liabilities...........................................            247,000                    247,000
   Capital Lease Obligation..............................................          3,461,000                  3,478,000
   Long-term debt........................................................         10,000,000                 10,000,000
                                                                              --------------             --------------
     TOTAL LONG-TERM LIABILITIES.........................................         13,732,000               $ 13,744,000

SHAREHOLDERS' EQUITY
   Preferred Stock, $1.00 par value, authorized
   and unissued-1,000,000 shares.........................................                 --                         --
   Class A Common Stock, $1.00 par value,
     22,000,000 shares authorized; issued and outstanding
     7,365,317 shares in 1997 and 7,358,964 shares in 1996...............          7,365,000                  7,359,000
   Class B Common Stock, $1.00 par value,
2,000,000 shares authorized; issued and outstanding
445,121 shares in 1997 and 445,387 shares in 1996  (convertible into                 445,000                    445,000
Class A Common Stock on a one for one basis)
Additional paid-in capital...............................................         25,120,000                 25,086,000
Deficit..................................................................        (22,635,000)               (20,640,000)
                                                                              --------------             --------------
                                                                                  10,295,000                 12,250,000
Equity adjustment from foreign currency translation......................           (138,000)                  (159,000)
                                                                              --------------             --------------
                                                                                  10,157,000                 12,091,000
                                                                              --------------             --------------
                                                                                $ 28,469,000               $ 30,348,000
                                                                              --------------             --------------
                                                                              --------------             --------------



                             See Notes to Consolidated Financial Statements

                                   BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)


                                                                         Three Months Ended
                                                                             January 31,
                                                                --------------------------------------
                                                                       1997                  1996
                                                                       ----                  ----
REVENUES
Sales.................................................             $ 3,252,000           $ 3,611,000
Other.................................................                  94,000                64,000
                                                                --------------         -------------
                                                                     3,346,000             3,675,000
                                                                --------------         -------------
COSTS AND EXPENSES:

Cost of sales.........................................               2,572,000             2,458,000
Amortization of software medical cost.................                 343,000               226,000
Research and development..............................                 161,000               325,000
Selling, general and administrative...................               1,903,000             1,877,000
Interest..............................................                 362,000               129,000
                                                                --------------         -------------
                                                                     5,341,000             5,015,000
                                                                --------------         -------------
LOSS BEFORE INCOME TAXES..............................              (1,995,000)           (1,340,000)

INCOME TAX BENEFIT....................................                      --              (470,000)
                                                                --------------         -------------
NET LOSS..............................................             $(1,995,000)          $  (870,000)
                                                                --------------         -------------
                                                                --------------         -------------

NET LOSS PER COMMON SHARE:                                         $      (.26)          $      (.11)

AVERAGE COMMON SHARES
 OUTSTANDING:.........................................               7,808,453             7,699,985


                               See Notes to Consolidated Financial Statements


                                      BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        THREE MONTHS ENDED JANUARY 31, 1997

                                                    (Unaudited)


                                                                                                           Equity
                                                                                                         Adjustment
                               Common Stock                                                                 From
                      ----------------------------------------            Additional                      Foreign
                           Class A                    Class B             Paid-in                         Currency
                           -------                    -------
                       Shares       Amount      Shares       Amount       Capital        Deficit        Translation
                       ------       ------      ------       ------       -------        -------        -----------


Balance -
  October 31, 1996
  (as Restated, See
  Note G)             7,358,964   $7,359,000    445,387    $ 445,000    $25,086,000    $(20,640,000)     $ (159,000)

Conversions of
Class B Common
to Class A Common           266           --       (266)          --             --              --              --


Issuance of Common
Stock                     6,087        6,000         --           --         34,000              --              --

Foreign currency
translation                  --           --         --           --             --              --          21,000

Net loss                     --           --         --           --             --      (1,995,000)             --
                      ---------    ---------    -------     --------     ----------     -----------       ---------


Balance -
  January 31, 1997
  (as Restated, See
  Note G)             7,365,317    $7,365,000   445,121    $ 445,000    $25,120,000    $(22,635,000)      $(138,000)
                      ---------    ----------   -------     --------     ----------     -----------       ---------
                      ---------    ----------   -------     --------     ----------     -----------       ---------






                                 See Notes to Consolidated Financial Statements

                                      BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                              JANUARY 31,
                                                                                       ------------------------
                                                                                        1997               1996
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (1,995,000)      $   (870,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

   Depreciation and amortization                                                        545,000            352,000
   Accounts Receivable                                                                  942,000           (840,000)
   Inventories                                                                           27,000           (110,000)
   Employee Loan Receivable - net of current portion                                     23,000           (412,000)
   Other current assets                                                                (120,000)            52,000
   Accounts payable                                                                    (414,000)          (509,000)
   Accrued expenses                                                                     337,000            141,000
   Deferred compensation                                                                  5,000            (78,000)
   Other assets                                                                      (1,428,000)          (654,000)
   Income taxes payable                                                                      --           (470,000)
   Other long-term liabilities                                                          144,000             (5,000)
                                                                                   ------------       ------------
   NET CASH USED IN OPERATIONS                                                       (1,934,000)        (3,403,000)
                                                                                   ------------       ------------
CASH FLOWS USED IN INVESTING
 ACTIVITIES:
   Additions to property, plant and equipment                                          (207,000)          (323,000)
   Decrease in Long-Term Lease Obligation -
   net of current portion                                                               (10,000)           (12,000)
                                                                                   ------------       ------------
   NET CASH USED IN INVESTING ACTIVITIES                                               (217,000)          (335,000)
                                                                                   ------------       ------------
CASH FLOWS PROVIDED FROM FINANCING
 ACTIVITIES:
   Proceeds from issuance of common stock                                                40,000            244,000
                                                                                   ------------       ------------
   NET CASH PROVIDED FROM FINANCING ACTIVITIES                                           40,000            244,000
   Effect of exchange rate change on cash                                               (81,000)           (83,000)
                                                                                   ------------       ------------

NET DECREASE IN CASH                                                                 (2,192,000)        (3,577,000)


CASH, beginning of period                                                             7,465,000          7,218,000
                                                                                   ------------       ------------
CASH, end of period                                                                $  5,273,000       $  3,641,000
                                                                                   ------------       ------------
                                                                                   ------------       ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid during the period for interest                                        $    130,000       $    130,000
                                                                                   ------------       ------------
                                                                                   ------------       ------------


                               See Notes to Consolidated Financial Statements

                   BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JANUARY 31, 1997

                                  (Unaudited)

A.   DESCRIPTION OF BUSINESS

     Base Ten Systems, Inc. (OBase TenO or the OCompanyO) is engaged in the design and manufacture of electronic systems employing safety critical software for defense markets and the development of commercial applications focused on manufacturing execution systems, medical screening and image processing software. The Company also manufactures defense products to specifications for prime government contractors and designs and builds proprietary electronic systems for use in secure communications by various U.S. government agencies.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     1. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1996. The results of operations for the quarter ended January 31, 1997 are not necessarily indicative of the operating results for the full year.


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

    11. NET LOSS PER SHARE - Earnings per share for periods ended January 31, 1997 and 1996 were calculated using the number of weighted average common shares outstanding.

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

C.      INVENTORIES:

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                                   JANUARY 31, 1997        OCTOBER 31, 1996
                                                   ----------------        ----------------
          Raw materials.......................        $ 1,050,000             $ 1,232,000
          Work in process.....................          1,627,000               1,383,000
          Finished goods......................            349,000                 369,000
                                                   ----------------        ----------------
                                                        3,026,000               2,984,000
          Less advance payments...............            118,000                  49,000
                                                   ----------------        ----------------
                                                      $ 2,908,000             $ 2,935,000
                                                   ----------------        ----------------
                                                   ----------------        ----------------

        As provided in several of the Company's contracts, customers advance funds to Base Ten for the purpose of purchasing inventory. The related advances have been offset against inventory.

D.      PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment are summarized as follows:

                                                        JANUARY 31, 1997          OCTOBER 31, 1996
                                                        ----------------          ----------------
         Machinery and equipment..............            $  9,833,000              $ 9,668,000
         Furniture and fixtures...............                 713,000                  705,000
         Leased asset - land and building.....               3,600,000                3,600,000
         Leasehold improvement                                 120,000                   85,000
                                                      ----------------         ----------------
                                                            14,266,000               14,058,000
         Less accumulated depreciation
         and amortization.....................               9,103,000                8,987,000
                                                      ----------------         ----------------
                                                          $  5,163,000              $ 5,071,000
                                                      ----------------         ----------------
                                                      ----------------         ----------------

E.      OTHER ASSETS

                                                      January 31, 1997        October 31, 1996
                                                      ----------------        ----------------
         Patents (net of amortization)                    $    368,000             $   362,000
         Capitalized costs                                   5,465,000               4,255,000


         Unamortized bond issue costs                          557,000                 579,000
         Deposit - long-term capital lease                     550,000                 550,000
         Long-term receivable                                  681,000                 770,000
         Other                                                 165,000                 184,000
                                                      ----------------         ----------------
                                                          $  7,786,000             $ 6,700,000
                                                      ----------------         ----------------
                                                      ----------------         ----------------


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

        The Company's future minimum lease payments related to the sale-leaseback arrangement in effect at January 31, 1997 are as follows:

                 Fiscal
                 ------
                 1997                                    $   560,000
                 1998                                        560,000
                 1999                                        560,000
                 2000                                        615,000
                 2001                                        615,000
                 2002                                      5,354,000
                                                          ----------
                                                           8,264,000
                 Less:  Interest portion                  (4,749,000)
                                                          ----------
                 Present value of net minimum payments   $ 3,515,000
                                                          ----------
                                                          ----------



G.      RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

        A summary of the significant effects of the restatement is as follows (dollar amounts in thousands, except per share data):



          -----------------------------------------------------------------------------------------

                                                                         AS              AS
                                                                     PREVIOUSLY       RESTATED
                                                                      REPORTED

          -----------------------------------------------------------------------------------------

          YEAR ENDED OCTOBER 31, 1995:

          Selling, general and administrative expense              $    5,796        $   6,298

          Total operating expenses                                     19,656           20,158

          Loss before income tax benefit                               (1,349)          (1,851)

          Net loss                                                       (875)          (1,377)

          Net loss per common share                                      (.13)            (.20)

          -----------------------------------------------------------------------------------------


          AT OCTOBER 31, 1995:
          Additional paid-in capital                                $  23,908        $  24,410

          Accumulated deficit                                         (11,179)         (11,681)


          -----------------------------------------------------------------------------------------

          AT OCTOBER 31, 1996:
          Additional paid-in capital                                $  24,584        $  25,086

          Accumulated deficit                                         (21,142)         (20,640)


          -----------------------------------------------------------------------------------------


          AT JANUARY 31, 1997:
          Additional paid-in capital                                $  24,618        $  25,120

          Accumulated deficit                                         (22,133)         (22,635)



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


    The Company recently entered into a agreement whereby it became a minority owner of a Limited Liability Corporation (LLC). Under the terms of the agreement with the LLC, the LLC will provide the funds necessary to develop the Company's uPACS product for approximately the next six fiscal quarters beginning May 1, 1997, assuming certain conditions are met. In addition, the Company has signed a commitment from an investment fund to raise additional capital for the Company through the purchase of convertible debentures from the Company. Although no assurance can be given, consummation of this agreement is expected after satisfying completion of due diligence and the negotiation of all legal documentation.*

    The Company believes that cash generated by operations and existing capital resources in combination with such credit facility, the funds available from the L.L.C., and the proposed sale of the convertible debentures will be sufficient to fund its operations through fiscal year end 1997, if it receives anticipated order for both of its commercial products and currently anticipated orders for its Government Technology Division materialize at the times and in the amounts planned. In addition, the Company is relying on the continued successful development of its Medical Technology division leading product, PHARM2, during the third quarter of calendar 1997 to stimulate new orders and permit the delivery of existing orders. However, neither the completion of PHARM2 nor the resulting generation of cash from it or government contracts can be assured either in time or amount or that such amounts will be sufficent for the Company's needs. If the Company is unable to complete its current financing activities or the Company should not receive the anticipated orders in time and in the amounts planned during fiscal 1997 the Company would plan to reduce its operating costs. The effect of these reductions could have an adverse affect in the Company's ability to market, develop, and implement its products with the result that the Company may continue to incur losses.*


*FORWARD LOOKING INFORMATION

THE FOREGOING CONTAINS FORWARD LOOKING INFORMATION WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES AND CAN BE IDENTIFIED BY AN "ASTERISK" REFERENCE TO A PARTICULAR SECTION OF THE FOREGOING OR BY THE USE OF SUCH FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVE", "EXPECT", "MAY", "WILLO, OSHOULDO OR THE NEGATIVE THEREOF OR VARIATIONS THEREOF. SUCH FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THE PARTICULAR FACTORS DESCRIBED ABOVE IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS AS WELL AS THROUGHOUT THIS REPORT. IN EACH CASE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE TO PUBLICLY UPDATE OR REVISE ITS FORWARD LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS (EXPRESSED OR IMPLIED) WILL NOT BE REALIZED.

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


Date:    May 16, 1997

                                            BASE TEN SYSTEMS, INC.
                                            (Registrant)

                                            By: /s/ MYLES M. KRANZLER
                                            ---------------------------------
                                                Myles M. Kranzler
                                                President and Chairman of the
                                                Board
                                                (Principal Executive Officer)



                                            By: /s/ EDWARD J. KLINSPORT
                                            ----------------------------------
                                                Edward J. Klinsport
                                                Executive Vice President and
                                                Chief
                                                 Financial Officer