Form 10-Q/A
period 1997-01-31
BASE TEN SYSTEMS INC
filed 1997-06-11
CIK 10242

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



H.      SUBSEQUENT EVENT

        On May 30, 1997, the Company sold 55 units at $100,000 per unit, for an aggregate of $5,500,000, to 3 non-U.S. resident, accredited purchasers in a private offering. Each unit consisted of (i) a convertible debenture in the principal amount of $100,000 convertible into shares of the Company's Class A Common Stock, $1.00 par value, and (ii) a warrant to acquire 1,800 shares of Class A Common Stock. The number of shares of Class A Common Stock issuable upon conversion of the Convertible Debentures is variable and will be calculated at the time of conversion based upon the market price of the Class A Common Stock contemporaneously with the conversion. The Convertible Debentures are not convertible prior to December 16, 1997. From December 16, 1997 until February 23, 1998, one-half of the Convertible Debentures may be converted at a discount of ninety-five percent. After February 23, 1998, the Convertible Debentures are fully convertible and may be converted at a discount of ninety-two percent. The Warrants may be exercised at any time prior to 5:00 P.M. on May 30, 2002 at an exercise price of $12.26 per share. The Company received net proceeds of approximately $4,950,000 from the sale of the Units after deduction of fees and expenses related to the private offering.

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


    On May 1, 1997 the Company entered into a agreement whereby it became a minority owner of a limited liability corporation (LLC). Under the terms of the agreement, the Company made a capital contribution to the LLC of its rights to its uPACS technology which is a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. In exchange for such capital contribution, the Company received a 9% interest in the LLC. An outside investor made a capital contribution of $2 million and agreed to make a further capital contribution of $1 million on or before December 1, 1997, in return for a 91% interest in the LLC. The Company believes that the funds available under the LLC will be sufficient to fund operations in connection with uPACS for approximatley eighteen months.* In connection with the formation of the LLC, the Company entered into a Services and License Agreement whereby the Company has agreed to complete the development of the uPACS technology and undertake to market, sell and distribute systems using the uPACS technology. The LLC will pay the Company its expenses in connection with such services and remit to the LLC royalties in connection with the sale of systems using the uPACS technology. At such time as the LLC has distributed to the outside investor an aggregate amount equal to $4.5 million of its net cash flow, the Company would become a 63% owner of the LLC and the outside investor will own a 37% interest in the LLC. There can be no assurance that uPACS will be successful or that the LLC will operate profitable or that the funds under the LLC will be sufficient for the further development and marketing of uPACS.

    On May 30, 1997, the Company sold 55 units ("Units") at $100,000 per Unit, for an aggregate of $5,000,000, to 2 accredited purchasers ("Purchasers") in a private offering (the "Offering"). Each Unit consisted of
(i) a convertible debenture ("Convertible Debenture") in the principal amount of $100,000 convertible into shares of the Company's Class A Common Stock, $1.00 par value ("Class A Common Stock"), and (ii) a warrant ("Warrant') to acquire 1,800 shares of Class A Common Stock. The number of shares of Class A Common Stock issuable upon conversion of the Convertible Debentures is variable. The number of shares will be calculated at the time of conversion and will be the lesser of (i) the product obtained by multiplying (x) the lesser of the average of the closing bid prices for the Class A Common Stock for the (A) five or (B) thirty consecutive trading days ending on the trading day immediately preceding the date of determination by (y) a conversion percentage equal to 95% with respect to any conversions occurring prior to February 24, 1998 and 92% with respect to any conversions occurring on or after February 24, 1998 and (ii) $13.50 with respect to any conversions occurring prior to May 30, 1998 or (y) $14.00 with respect to any conversions occurring on or after May 30, 1998. The Convertible Debentures are not convertible prior to December 16, 1997. From December 16, 1997 until February 23, 1998, one-half of the Convertible Debentures may be converted and after February 23, 1998, the Convertible Debentures are fully convertible. The Warrants may be exercised at any time through May 30, 2002 at an exercise price of $12.26 per share.

    The Company received net proceeds of approximately $4,950,000 from the sale of the Units after deduction of fees and expenses related to the Offering. In connection with the Offering, transaction fees aggregating $293,000 were paid to Tail Wind Inc., the manager of one of the Purchasers, for services rendered in its capacity as representative of the Purchasers, and advisory fees aggregating $165,000 were paid to Strategic Growth International, Inc., the Company's financial consultant. In addition, Alexander M. Adelson, a director of the Company, received warrants to purchase 27,500 shares of Class A Common Stock at an exercise price of $10.125 per share and $55,000 for advisory services rendered in connection with the Offering.

    The Company believes that cash generated by operations and existing capital resources in combination with such credit facility, the funds available from the LLC, and the net proceeds of the sale of the convertible debentures, will be sufficient to fund its operations through fiscal year end 1997. In addition, the Company is relying on the continued successful development of its Medical Technology Division leading product PHARM2, during the third quarter of calendar 1997 to stimulate new orders and permit the delivery of existing orders. If the Company should not receive currently anticipated orders in time and in the amounts planned during fiscal 1997 the Company may need to reduce its operating costs. The effect of these reductions could have an adverse affect in the Company's ability to market, develop, and implement its products with the results that the Company may continue to incur losses.*


*FORWARD LOOKING INFORMATION

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