Form 10-Q
period 1997-04-30
BASE TEN SYSTEMS INC
filed 1997-06-16
CIK 10242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED APRIL 30, 1997                  COMMISSION FILE NO. 0-7100

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES /x/ NO /      /

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               TITLE OF CLASS                           OUTSTANDING AT MAY 31, 1997
    Class A Common Stock, $1.00 par value                        7,481,210
    Class B Common Stock, $1.00 par value                          445,121

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BASE TEN SYSTEMS, INC.
                                AND SUBSIDIARIES

                                     INDEX

Part I.    Financial Information                                                               Page

           Consolidated Balance Sheets--April 30, 1997 (unaudited) and October 31, 1996
           (audited)....................................................................          1

           Consolidated Statements of Operations--Three months and six months ended
           April 30, 1997 and 1996 (unaudited)..........................................          2

           Consolidated Statements of Shareholders' Equity--Six months ended April 30,
           1997 (unaudited).............................................................          3

           Consolidated Statements of Cash Flows--Six months ended April 30, 1997 and
           1996 (unaudited).............................................................          4

           Notes to Consolidated Financial Statements...................................          5

           Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................          8

Part II.   Other Information

           Item 4: Submission of Matters to a Vote of Security Holders..................         17

           Item 6: Exhibits and Reports on Form 8-K.....................................         17

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                                     APRIL 30,      OCTOBER 31,
                                                                                       1997            1996
                                                                                   -------------  ---------------
CURRENT ASSETS:
  Cash...........................................................................  $   2,648,000   $   7,465,000
  Accounts receivable (including unbilled receivables of $3,249,000 in 1997 and
    $4,162,000 in 1996)..........................................................      5,818,000       7,515,000
  Inventories....................................................................      3,511,000       2,935,000
  Current portion of employee loans receivable...................................         99,000         128,000
  Other current assets...........................................................        517,000         386,000
                                                                                   -------------  ---------------
    TOTAL CURRENT ASSETS.........................................................     12,593,000      18,429,000
PROPERTY, PLANT AND EQUIPMENT....................................................      5,209,000       5,071,000
Employee Loans Receivable........................................................        119,000         148,000
OTHER ASSETS.....................................................................      8,700,000       6,700,000
                                                                                   -------------  ---------------
                                                                                   $  26,621,000   $  30,348,000
                                                                                   -------------  ---------------
                                                                                   -------------  ---------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................................................  $   1,508,000   $   1,472,000
  Accrued expenses...............................................................      3,077,000       2,994,000
  Current portion of capital lease obligation....................................         54,000          47,000
                                                                                   -------------  ---------------
    TOTAL CURRENT LIABILITIES....................................................      4,639,000       4,513,000
LONG TERM LIABILITIES:
  Other long-term liabilities....................................................        271,000         266,000
  Capital lease obligation.......................................................      3,451,000       3,478,000
  Long-term debt.................................................................     10,000,000      10,000,000
                                                                                   -------------  ---------------
    TOTAL LONG-TERM LIABILITIES..................................................     13,722,000      13,744,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value, authorized and unissued-1,000,000 shares.....             --              --
  Class A common stock, $1.00 par value, 22,000,000 shares authorized; issued and
    outstanding 7,481,210 shares in 1997 and 7,358,964 shares in 1996............      7,481,000       7,359,000
  Class B common stock, $1.00 par value, 2,000,000 shares authorized; issued and outstanding 445,121 shares in 1997 and 445,387 shares in 1996 (convertible
    into Class A Common Stock on a one for one basis)............................        445,000         445,000
  Additional paid-in capital.....................................................     25,557,000      25,086,000
  Deficit........................................................................    (25,068,000)    (20,640,000)
                                                                                   -------------  ---------------
                                                                                       8,415,000      12,250,000
  Equity adjustment from foreign currency translation............................       (155,000)       (159,000)
                                                                                   -------------  ---------------
                                                                                       8,260,000      12,091,000
                                                                                   -------------  ---------------
                                                                                   $  26,621,000   $  30,348,000
                                                                                   -------------  ---------------
                                                                                   -------------  ---------------

                 See Notes to Consolidated Financial Statements

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                  APRIL 30                      APRIL 30
                                                        ----------------------------  ----------------------------
                                                            1997           1996           1997           1996
                                                        -------------  -------------  -------------  -------------
REVENUES
  Sales...............................................  $   6,190,000  $   7,379,000  $   2,938,000  $   3,768,000
  Other...............................................        113,000         91,000         19,000         27,000
                                                        -------------  -------------  -------------  -------------
                                                            6,303,000      7,470,000      2,957,000      3,795,000
                                                        -------------  -------------  -------------  -------------
COSTS AND EXPENSES:
  Cost of sales.......................................      4,892,000      5,193,000      2,320,000      2,735,000
  Research and development............................        332,000        562,000        171,000        237,000
  Selling, general and administrative.................      4,096,000      3,895,000      2,193,000      2,019,000
  Write-off of software development costs.............             --      2,429,000             --      2,429,000
  Amortization of software medical cost...............        681,000        561,000        338,000        334,000
  Interest............................................        730,000        261,000        368,000        132,000
                                                        -------------  -------------  -------------  -------------
                                                           10,731,000     12,901,000      5,390,000      7,886,000
                                                        -------------  -------------  -------------  -------------
LOSS BEFORE INCOME TAXES..............................     (4,428,000)    (5,431,000)    (2,433,000)    (4,091,000)
INCOME TAXES..........................................             --             --             --        470,000
                                                        -------------  -------------  -------------  -------------
NET LOSS..............................................  $  (4,428,000) $  (5,431,000) $  (2,433,000) $  (4,561,000)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
NET LOSS PER COMMON SHARE.............................  $        (.57) $        (.70) $        (.31) $        (.59)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............      7,813,792      7,708,454      7,819,310      7,717,112

                 See Notes to Consolidated Financial Statements

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        SIX MONTHS ENDED APRIL 30, 1997

                                  (UNAUDITED)

                                                COMMON STOCK                                                     EQUITY
                               -----------------------------------------------                                 ADJUSTMENT
                                                                                                                  FROM
                                       CLASS A                  CLASS B          ADDITIONAL                      FOREIGN
                               ------------------------  ---------------------     PAID-IN                      CURRENCY
                                 SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL        DEFICIT      TRANSLATION
                               ----------  ------------  ---------  ----------  -------------  --------------  -----------
Balance-
  October 31, 1996...........   7,358,964  $  7,359,000    445,387  $  445,000  $  25,086,000  $  (20,640,000) $  (159,000)
Conversions of Class B Common
  to Class A Common..........         266                     (266)
Exercise of options and
  warrants...................     115,893       116,000                               471,000
Issuance of Common Stock.....       6,087         6,000
Foreign currency
  translation................                                                                                        4,000
Net loss.....................                                                                      (4,428,000)
                               ----------  ------------  ---------  ----------  -------------  --------------  -----------
Balance -
  April 30, 1997.............   7,481,210  $  7,481,000    445,121  $  445,000  $  25,557,000  $  (25,068,000) $  (155,000)
                               ----------  ------------  ---------  ----------  -------------  --------------  -----------
                               ----------  ------------  ---------  ----------  -------------  --------------  -----------

                 See Notes to Consolidated Financial Statements

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                               APRIL 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................................  $  (4,428,000) $  (5,431,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization.....................................................        914,000        799,000
  Write-off of software development costs...........................................             --      2,429,000
  Accounts receivable...............................................................      1,711,000     (1,703,000)
  Inventories.......................................................................       (576,000)       240,000
  Employee loans receivable.........................................................         58,000             --
  Other current assets..............................................................       (129,000)       111,000
  Accounts payable..................................................................         35,000       (280,000)
  Accrued expenses..................................................................         81,000        417,000
  Deferred taxes....................................................................             --         (6,000)
  Other assets......................................................................     (2,681,000)    (1,381,000)
  Other long-term liabilities.......................................................         (5,000)       (87,000)
                                                                                      -------------  -------------
  NET CASH USED IN OPERATIONS.......................................................     (5,020,000)    (4,892,000)
                                                                                      -------------  -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment........................................       (376,000)      (508,000)
                                                                                      -------------  -------------
  NET CASH USED IN INVESTING ACTIVITIES.............................................       (376,000)      (508,000)
                                                                                      -------------  -------------
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock............................................        591,000        384,000
  Payments under capital lease......................................................        (20,000)       (21,000)
                                                                                      -------------  -------------
  NET CASH PROVIDED FROM FINANCING ACTIVITIES.......................................        571,000        363,000
  Effect of exchange rate change on cash............................................          8,000       (190,000)
                                                                                      -------------  -------------
NET DECREASE IN CASH................................................................     (4,817,000)    (5,227,000)
CASH, beginning of period...........................................................      7,465,000      7,221,000
                                                                                      -------------  -------------
CASH, end of period.................................................................      2,648,000      1,994,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..........................................  $     745,000  $     261,000
                                                                                      -------------  -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Retirement of treasury stock......................................................  $          --  $       7,000
                                                                                      -------------  -------------

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SIX MONTHS ENDED APRIL 30, 1997
                                  (UNAUDITED)

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996. The results of operations for the three months and six months ended April 30, 1997 are not necessarily indicative of the operating results for the full year.

        2. Basis of Presentation--The Company's consolidated financial statements have been prepared on a historical cost basis.

        3. Principles of Consolidation--The consolidated financial statements include the accounts of Base Ten. All significant intercompany accounts, transactions and profits have been eliminated.

        4. Revenue Recognition--For Medical Software Products, the Company evaluates each product and order on an individual basis to determine the proper revenue recognition method. Contracts to deliver software which require significant customization or modification for an extended period of time are accounted for under the percentage of completion method. For the products or orders which are more standardized in nature, revenue is recognized on delivery. For products in the Government Technology Division earnings on long-term contracts are recognized on the percentage-of-completion or unit-of-delivery basis. Changes in estimates are accounted for using the cumulative catch-up method and are immaterial in each period presented.

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

        5. Inventories--Inventories are stated at the lower of cost (first-in, first-out method) or market.

        Inventoried costs on contracts include direct material, labor and applicable overhead. In accordance with industry practice, inventoried costs include amounts relating to contracts with a long production cycle, some of which are not expected to be realized within one year.


        6. Property, Plant and Equipment--Property, plant and equipment are carried at cost and depreciated over estimated useful lives, principally on the straight-line method. The estimated useful lives used for the determination of depreciation and amortization are:

Leased asset--building....................................  15 years

Machinery and equipment...................................  3 to 10 years

Furiture and fixtures.....................................  3 to 20 years

        7. Write-off of Capitalized Software Development Costs--A portion of the Company's software development costs since 1991 have been capitalized and included in other non-current assets in accordance with the Statement of Financial Accounting Standard No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"), requiring the amortization of these costs over the estimated economic life of the product. See "Other Assets" below. The Company performs quarterly reviews of the recoverability of its capitalized software costs based on anticipated revenues and cash flows from sales of these products. In the second quarter of fiscal 1996 the Company conducted its regular quarterly review of the recoverability of its capitalized software development costs and determined that neither its PRENVAL nor its uPACS products would achieve sufficient revenues in future periods to justify retention of the related capitalized costs as productive assets. To confirm its determination, the Company reviewed the marketing chronology related to these products. With respect to PRENVAL, it became apparent to the Company in late February 1996, after a discussion with the licensee, that enhancements that are not developed or available for the product were being requested by customers who had a chance to use and test the product during the first quarter of fiscal 1996, and that, as a result, sales would not exceed the amount necessary to generate additional royalties in excess of the minimum required under the license. Thereafter, in May 1996, the Company determined that the licensee had no current plans to market the product in the U.S. as was originally anticipated by the Company. With respect to uPACS, the Company has implemented sales efforts in late 1995 and displayed the product at certain trade shows in Europe. In December 1995, sales were anticipated for early 1996. However, by early April 1996 it became clear that the anticipated sales would not materialize. The Company concluded that the product, as it then existed, would not generate sufficient sales to recover the capitalized costs, and that only a new product with networking, communications and off-line measurement capabilities was marketable. Accordingly the Company wrote off $2.4 million of such capitalized costs in the second fiscal quarter.

        8. Other Assets--Included in other non-current assets are software development costs capitalized in accordance with No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed," pursuant to which the Company is required to capitalize certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred. The Company performs quarterly reviews of the recoverability of its capitalized software costs and other long lived assets based on anticipated revenues and cash flows from sales of these products. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

    Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimatead life.

        9. Cash and Cash Equivalents--The Company considers all investments with a maturity of three months or less at date of acquisition to be cash equivalents.

        10. Income Taxes--Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires a change from the deferred method's income statement approach of accounting for income taxes to an asset and liability approach of accounting for income taxes. Under the asset and liability approach, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This change has not had any effect on the Company's Consolidated Statement of Operations.

        11. Recently Issued Accounting Standards--

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which required adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

        Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but requires disclosure in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting for all grants after November 1, 1995.

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


        The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). The Company is required to adopt FAS 128 for both interim and annual periods ending after December 15, 1997. FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. The Company believes that the adoption of FAS 128 will not have a material effect on the Company's earnings per share calculations.

        12. Net Earnings/(Loss) Per Share--Earnings per share for periods ended April 30, 1997 and 1996 were calculated using the number of weighted average common shares outstanding.

        Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods included.

        13. Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

        14. Fair Value of Financial Instruments--The fair market value of certain financial instruments, including cash, accounts receivable, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively current maturities of these financial instruments. The fair market value of long term debt at April 30, 1997 and October 31, 1996 approximates the amounts recorded in the balance sheet based on information available to the Company with respect to interest rates and terms for similar financial instruments.

        15. Foreign Currency Translation--The accounts of the consolidated foreign subsidiaries are translated into United States dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52. Transaction gains and losses are immaterial.

        16. Change in Presentation--Certain balance sheet items for the interim period in fiscal 1996 have been reclassified to conform to the 1997 presentation.

C. INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                                                 APRIL 30, 1997      OCTOBER 31, 1996
                                                               ----------------     ------------------
Raw materials................................................   $ 1,293,000           $   1,232,000
Work in process..............................................     1,807,000               1,383,000
Finished goods...............................................       544,000                 369,000
                                                               ----------------       ----------------
                                                                  3,644,000               2,984,000
Less advance payments........................................       133,000                  49,000
                                                               ----------------       ----------------
                                                                $ 3,511,000           $   2,935,000
                                                               ----------------       ----------------
                                                               ----------------       ----------------

    As provided in several of the Company's contracts, customers advance funds to Base Ten for the purpose of purchasing inventory. The related advances have been offset against inventory.



D. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are summarized as follows:

                                                                 APRIL 30,      OCTOBER 31,
                                                                   1997            1996
                                                               -------------  ---------------
Machinery and equipment......................................   $ 9,991,000    $   9,668,000
Furniture and fixtures.......................................       718,000          705,000
Leased asset--land and building..............................     3,600,000        3,600,000
Leasehold improvement........................................       120,000           85,000
                                                               -------------  ---------------
                                                                 14,429,000       14,058,000
Less accumulated depreciationand amortization................     9,220,000        8,987,000
                                                               -------------  ---------------
                                                                $ 5,209,000    $   5,071,000
                                                               -------------  ---------------
                                                               -------------  ---------------

E. OTHER ASSETS:

                                                                 APRIL 30,      OCTOBER 31,
                                                                   1997            1996
                                                               -------------  ---------------
Patents (net of amortization)................................   $   373,000    $     362,000
Capitalized costs............................................     6,492,000        4,255,000
Unamortized bond issue costs.................................       536,000          579,000
Deposit--long-term capital lease.............................       550,000          550,000
Long-term receivable.........................................       585,000          770,000
Other........................................................       164,000          184,000
                                                               -------------  ---------------
                                                                $ 8,700,000    $   6,700,000
                                                               -------------  ---------------
                                                               -------------  ---------------

F. LONG-TERM CAPITAL LEASE:

    LEASES. The Company entered into a sale and leaseback arrangement on October 28, 1994. Under the arrangement, the Company sold its main building in Trenton, New Jersey and agreed to lease it back for a period of 15 years under terms that qualify the arrangement as a capital lease. The buyer/lessor of the building was a partnership. One of the partners is a current officer and director of the Company. In addition, a non-interest bearing security deposit of $550,000 was paid at closing and included in other non-current assets on the balance sheet. Interest is calculated under the effective interest method and depreciation will be taken using the straight line method over the term of the lease.

    The Company's future minimum lease payments related to the sale-leaseback arrangement in effect at January 31, 1997 are as follows:

FISCAL
------
1997................................................                                                 $     560,000
1998................................................                                                       560,000
1999................................................                                                       560,000
2000................................................                                                       615,000
2001................................................                                                       615,000
2002 and thereafter.................................                                                     5,344,000
                                                                                                     -------------
                                                                                                         8,254,000
Less: Interest portion                                                                                  (4,749,000)
                                                                                                     -------------
Present value of net minimum payments                                                                $   3,505,000
                                                                                                     -------------
                                                                                                     -------------

G. LONG-TERM DEBT:

    In August 1996, the Company sold $10.0 million of its 9.01% Convertible Subordinate Debentures due August 31, 2003. Under the terms of the Debentures, the holder can convert the Debentures into the Company's Class A Common Stock, at $12.50 per share, 125% of the closing price on August 9, 1996. The Company has the right to call the Debentures after February 28, 1998, if the Company's stock price trades at certain levels between 150%--175% of the closing price, or $15-$17.50 per share. The Company's financing costs relating to such Debentures amounted to approximately $.6 million. These costs are being amortized over the life of the loan.

H. SUBSEQUENT EVENTS:

    On May 1, 1997, the Company entered into an agreement whereby it became a minority owner of a limited liability company (the "LLC"). Under the terms of the agreement, the Company made a capital contribution to the LLC of its rights to its uPACS technology which is a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. In exchange for such capital contribution, the Company received a 9% interest in the LLC. An outside investor made a capital contribution of $2 million and agreed to make a further capital contribution of $1 million on or before December 1, 1997, in return for a 91% interest in the LLC. In connection with the formation of the LLC, the Company entered into a Services and License Agreement whereby the Company has agreed to complete the development of the uPACS technology and undertake to market, sell and distribute systems using the uPACS technology. The LLC will pay the Company its expenses in connection with such services and the Company will pay to the LLC royalties in connection with the sale of systems using the uPACS technology. At such time as the LLC has distributed to the outside investor an aggregate amount equal to $4.5 million of its net cash flow, the Company would become a 63% owner of the LLC and the outside investor will own a 37% interest in the LLC. There can be no assurance that uPACS will be successful or that the LLC will operate profitably or that the funds under the LLC will be sufficient for the further development and marketing of uPACS.

    On May 30, 1997, the Company sold 55 units ("Units") at $100,000 per Unit, for an aggregate of $5,500,000, to 2 accredited purchasers ("Purchasers") in a private offering (the "Offering"). Each Unit consisted of (i) a convertible debenture ("Convertible Debenture") in the principal amount of $100,000 convertible into shares of the Company's Class A Common Stock, and (ii) a warrant ("Warrant") to acquire 1,800 shares of Class A Common Stock. The number of shares of Class A Common Stock issuable upon conversion of the Convertible Debentures is variable. The number of shares will be calculated at the time of conversion and will be the lesser of (i) the product obtained by multiplying (x) the lesser of the average of the closing bid prices for the Class A Common Stock for the (A) five or (B) thirty consecutive trading days ending on the trading day immediately preceding the date of determination by (y) a conversion percentage equal to 95% with respect to any conversions occurring prior to February 24, 1998 and 92% with respect to any conversions occurring on or after February 24, 1998 and (ii) $13.50 with respect to any conversions occurring prior to May 30, 1998 or $14.00 with respect to any conversions occurring on or after May 30, 1998. The Convertible Debentures are not convertible prior to December 16, 1997. From December 16, 1997 until February 23, 1998, one-half of the Convertible Debentures may be converted and after February 23, 1998, the Convertible Debentures are fully convertible. The Warrants may be exercised at any time through May 30, 2002 at an exercise price of $12.26 per share. The Company received net proceeds of approximately $4,950,000 from the sale of the Units after deduction of fees and expenses related to the Offering.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL.

    Base Ten Systems, Inc. (the "Company") operates with a Medical Technology Division and a Government Technology Division and designs, develops, manufactures and markets complex, precision electronic systems for the defense industry and comprehensive software solutions for the pharmaceutical and medical device manufacturing industries. The Company's products are used in safety critical applications requiring consistent, highly reliable outcomes where an out-of-specification event could have a catastrophic result. The Company developed a core competency in safety critical applications from its historical focus on designing electronic systems used primarily in weapons management systems for military aircraft. The Company has applied this expertise to develop PHARMASYST, a computerized Manufacturing Execution System ("MES") used to automate, monitor, control and document highly regulated manufacturing processes.

    PHARMASYST operates on a PC-based system in an open client/server environment and can be readily integrated with industry standard server database engines. PHARMASYST is designed and marketed as a standard application, not a custom solution or toolkit, for implementation into a customer's existing manufacturing facility. PHARMASYST acts as an electronic monitor ensuring that the production process complies with a predefined set of specifications in order to produce a consistent product. The Company believes that PHARMASYST is a premier commercially available PC-based standardized MES solution capable of the necessary functionality and supporting documentation suitable for regulated manufacturing in the pharmaceutical and medical device industries. The Company is engaged in a continuing program to maintain compliance with an industry generated standard for Good Automated Manufacturing Practice (GAMP) as a means of differentiating itself from present and future competition.

    The Company has entered into collaborative relationships with certain computer system integrators and others that can integrate PHARMASYST with the products and services they provide. The Company has established a relationship with STG-Coopers & Lybrand Consulting AG, Walsh Automation, a Canadian systems integrator, WTI Systems Ltd, an English Systems Integrator, Toyo Engineering Co., a Japanese developer of turnkey manufacturing facilities, Bailey Controls Company, a provider of distributed control systems, Intellution, Inc., a supplier of manufacturing systems for the pharmaceutical industry, the Taisei Corporation, a $15 billion construction and engineering company in Japan, Peat Marwick KPMG, with QAD, a manufacturer of MRP (Manufacturing Resource Planning) software and most recently with Wonderware, a leading provider of manufacturing software. The Company has not yet been able to use these relationships to produce any sales and cannot predict if or when such relationships will prove successful. The Company must complete further development work on PHARM2, which is an advanced version of the PHARMASYST product, and must conduct training of its partners to make such relationships effective. No assurance can be given that this will successfully occur.*

    The Company develops and manufactures weapons management systems and other defense-related products. Currently, the Company has ongoing development contracts with McDonnell Douglas Helicopter Systems, McDonnell Douglas Aerospace, Daimler-Benz AG, Aerospace, and the U.S. Air Force. Most of these contracts relate to upgrading weapons systems for existing aircraft fleets. In 1996 the Company entered into a program with McDonnell Douglas Helicopter Systems to develop helicopter Maintenance Data Recorders. In addition, the Company entered into a contract with McDonnell Douglas Aerospace for an Interference Blanker Unit used aboard the F-18. A contract for the completion of the product design and early production for components of the SLAM ER missile system was awarded to the Company in October, 1996. These contracts are subject to government budget allocations. Recent budget decisions reduced funds available for F18 procurement and reduced the Company's opportunities for future business.

RESULTS OF OPERATIONS

    NONDEFENSE OPERATIONS- During 1996 the Company focused on the development of PHARM2-TM-, an advanced version of the PHARMASYST product introduced in 1995. At the end of the 1997 second quarter the Company had contracts or signed license agreements for installation at a total of 32 sites from a total of eighteen manufacturers or their integrators including Abbot Hospital Products, Pfizer International Products Group, SmithKline Beecham, Pharmacia & Upjohn, 3M, Novo Nordisk, Taisei, Berlex, and Wyeth. More recently the Company has added Roche, Astra, and an additional contract from Pharmacia & Upjohn.

    Although the Company has made several deliveries of the first release of PHARM2, other deliveries of PHARM2 continue to be overdue. Although cancellation for late deliveries may occur, the Company does not currently anticipate the loss of material orders as a result thereof.* For the PHARM2 business to grow it is necessary for the Company to increase its delivery rate. Although such deliveries are planned no assurances can be given that they will take place in a timely manner. One effect of further delayed deliveries would be to negatively impact the Company's cash flow, which could limit the Company's ability to grow. The Company is having difficulty in acquiring the resources necessary to make its deliveries and is seeking to overcome this difficulty through intensive recruiting. Failure to add the necessary staff could result in specific order cancellations, which while not material in value, could have an adverse effect on the Company's business through damage to its reputation.

    The Company sells PHARM2 through direct salespersons operating out of its headquarters in New Jersey; Laguna Niguel, California; Camberley, England; Brussels, Belgium; Copenhagen, Denmark; and Tokyo, Japan. The Tokyo office was opened in January, 1997 in response to opportunities under development in the Pacific Rim. In addition to direct selling, the Company has developed relationships with implementers and integrators already active in this market to increase the number of opportunities available to it to demonstrate and offer its products (see "General" above).* The Company requires additional sales persons to grow and has, as of yet, not been able to find suitable candidates. Failure to add to the staff could negatively impact future revenues.

    During the 1997 first quarter the Company engaged an internationally recognized consulting organization to assist it in the further development and refinement of procedures and documentation for the Company in order to be fully compliant with the principles embodied in GAMP and the Company believes it currently is now in full compliance with the principles embodied in GAMP. GAMP is the output of an industry group defining the methodology for creation of software products for the pharmaceutical industry. Although no assurances can be given, the Company believes that this provides added value to the Company's ability to sell in this market and this should further differentiate the Company from its competition.* The Company has also strengthened its quality assurance organization through the employment of personnel familiar with pharmaceutical manufacturing practice.

    In February 1997, the Company announced the validation of the Dispensing module of PHARMASYST at the Canadian manufacturing facility of a major pharmaceutical company, one of the Company's principal clients. The Company believes that the value of validation will be realized in increased acceptance of the Company's products by other pharmaceutical companies.* Although the Company generates certain revenue upon delivery of PHARM2 to its clients, it is necessary for a pharmaceutical company to validate its equipment and processes in order to satisfy FDA regulations and PHARM2 is a critical portion of the manufacturing activity. The Company announced its first validated site in October, 1996 for a major pharmaceutical company manufacturing medical devices using the PHARMASYST Electronic Batch Recording System.

    During the 1997 six month period, the Company strengthened its technical resources through the addition of development staff in both Camberley, England and in its New Jersey headquarters and must continue to do so to meet its delivery commitments. The Company considers its technical staff to be a primary resource and crucial to its continuance in this business area. Loss of any portion of its technical resources would be injurious and loss of a significant portion of its technical staff could cause serious and immediate damage to the Company's business. The Company believes it has good relations with its technical staff.

    DEFENSE OPERATIONS. During the six month period ending April 30, 1997 the Company concentrated on the development tasks related to the Interference Blanker Unit (IBU) awarded to the Company in mid-1996, the development tasks related to the Maintenance Data Recorder also awarded to the Company in mid-1996, and the development tasks related to the SLAM ER missile contract awarded in October, 1996. This activity involved primarily technical staff and was responsible for the major part of the income generated by the Government Technology Division in this period.

    In addition, the Company continued its development of additional software for the Tornado program, the Company's most successful product. The Tornado program extends beyond the year 2000 and could offer the Company significant additional business.* The Company has been asked to provide cost and pricing information for additional production for the Tornado Stores Management System. This contract, if awarded, could result in $10 to $12 million of new business. It is expected that this contract will be awarded in 1997, although no assurance can be provided that the Company will be a recipient of this award.* The award of this contract is dependent on, among other factors, the defense budget of the German government. Efforts to secure the released funds for this contract have been unsuccessful to date due to budget allocations for other priorities.

    The Company continues to seek additional sources of business in the weapons control area concentrating on those opportunities where the Company's technical skills are relevant.

    SIX MONTHS ENDED APRIL 30,1997 COMPARED WITH 1996. Total revenues decreased by $1.2 million, or 15.6%, from $7.5 million in the six months ended April 30,1996 to $6.3 million in the same period in 1997. Revenues from Defense operations decreased by $0.8 million or 12.7%, to $5.6 million for the six months ended April 30,1997 compared with revenues of $6.3 million in the same period in 1996. Commercial revenues declined by $0.4 million or 36.4% from $1.1 million in the six months ended April 30, 1996 to $0.7 million in the same period in 1997.

    The decline in Defense revenues was due in part to lower order writing caused by delays in government funding, administrative delays in issuing contracts and reduced contract values due to competitive pressures.

    The reduction in commercial revenues resulted from a greater concentration on the development of PHARM2-TM- during the six months ending April 30,1997 and less on completion of certain customizing work for the PHARMASYST product compared with the first three months of 1996. The PHARM2-TM- development effort is a capitalized software project and does not contribute to revenues. Revenue will be recognized both on the delivery of PHARM2-TM-, which began in the second quarter 1997 and is expected to increase in subsequent quarters*, and on the accompanying customization based on percent completion.

    The Company incurred a net loss of $4.4 million in the six months ended April 30,1997 compared with a loss of $5.4 million in the comparable period in 1996. The loss in 1997 was due to reduced order bookings in the Government Technology Division resulting in lower revenues without a corresponding decrease in overhead or selling, general, and administrative costs. In addition, the development contracts which the Company has accepted in anticipation of future production were bid aggressively and have a high cost relative to realized revenue. These contracts will not be complete until 1998 and the effect of this aggressive bidding will continue to affect revenues. The effect on earnings is a function of what additional revenues the Company can develop from other contracts yet to be booked. There was not sufficient revenue developed by the Medical Technology Division to offset the continuing marketing and sales costs as well as the additional administrative costs necessary to support the development process. The loss was also due to interest expense of $0.7 million and amortization of capitalized software of $0.7 million. Interest in succeeding periods will increase on the $5.5 million of Convertible Debentures sold subsequent to the close of the period.

    The loss in the six months ended April 30,1996 was also due in large part to the write-off of $2.4 million of capitalized software. The reduced order bookings of the Government Technology Division and the high ratio of cost compared to revenue in the Medical Technology Division, including the selling and marketing expenses and the administrative costs necessary to support the development process, also contributed to the loss.

    The Company expects to incur additional losses in the 1997 third quarter, and could be expected to incur further losses in succeeding quarters if currently anticipated orders do not materialize in the amounts required on a timely basis or if the Company does not complete its current orders on schedule.* While the Company is actively making proposals to its customers for new business, the Company also has no ability to control government funding or budgeting processes and is subject to unpredictable timing of the capital authorizations required by its customers to purchase its PHARM2-TM-products. The Company intends to add to its sales capability so as to increase the number of selling opportunities in an effort to reduce the effect of funding and contract placement delays.*

    Cost of sales declined by $.3 million from $5.2 million or 69.5% of revenues in the six months ended April 30, 1996 to $4.9 million or 77.6% of revenues in the six months ended April 30, 1997. The cost of sales in the 1997 period increased relative to revenues due primarily to increases in the direct labor content of the Defense operations. In the six months ended April 30, 1997 the direct labor content of the Defense operations was $1.2 million or 20.8% of Defense revenues compared with a direct labor of $0.8 million or 13.0% of revenues in the six months ended April 30, 1996. Increases in direct labor and overhead in the Medical Technology Division from $1.6 million in the six months ending April 30, 1996 to $2.0 million in the six months ending April 30, 1997 had a secondary effect on cost of sales. Since the design of PHARM2 was essentially completed in the period ending April 30,1997, the future capitalization expense will be substantially reduced thus having an adverse effect on the future Cost of Sales. Such an adverse effect can only be overcome by an increase in revenues through potential deliveries of PHARM2 and the associated customization income.

    There was a significant increase in the use of contract labor during the six months ending April 30, 1997 to $0.6 million from less than $0.1 million in the six months ending April 30, 1996. This expense occurred primarily during the first three months of fiscal 1997 and declined to less than $0.3 million during the second three months. Contract labor is used to accommodate peak demands without hiring permanent staff who would become redundant when the peak subsided resulting in the added expense of hiring and separation costs. The Medical Technology Division had a significant need for test technicians during the first three months of fiscal 1997 and utilized contract labor to satisfy this requirement.

    Selling, general and administrative expenses increased by $0.2 million, from $3.9 million or 52.1% of revenues in the six months ending April 30, 1996 to $4.1 or 65.0% of revenues in the six months ended April 30, 1997. The change was due primarily to an increase of $0.3 million in consulting costs for the Medical Technology Division. These costs include the use of software and sales consultants as opposed to the hiring of permanent personnel.

    Research and development expenses declined from $0.6 million in the six months ended April 30,1996 to $0.3 million in the six months ended April 30, 1997. Amortization of capitalized software increased from $0.6 million in the six months ended April 30,1996 to $0.7 million in the six months ended April 30,1997. Capitalized software development costs increased by approximately $2.9 million for the six months ended April 30,1997 from $1.3 million for the six months ended April 30, 1996. The increase in capitalized software was due to increased development effort for PHARM2.

THREE MONTHS ENDED APRIL 30,1997 COMPARED WITH THE THREE MONTHS ENDED APRIL
  30,1996

    Revenues in the three month period ended April 30, 1997 were $3.0 million compared with $3.8 million in the three months ended April 30,1996. The reduction in revenues was due primarily to a reduction in Government Technology Division revenues caused by delays in government funding, delays in contract releases, and reduced revenues on certain defense contracts due to competitive pressures. These defense contracts will not be completed until 1998 and the effect of the reduced revenues will affect future earnings.

    The Company had a net loss of $2.4 million in the three months ended April 30,1997 compared with a net loss of $4.6 million in the three months ended April 30,1996. The loss in 1996 included the write off of $2.4 million in capitalized software costs and a tax expense of $0.5 million neither of which costs were incurred in 1997.

    The loss in each of the three month periods were affected by Medical Technology Division costs of marketing and selling as well as the administrative costs necessary to support the development of new products including PHARM2. These costs were not offset by sufficient revenue to prevent a loss and are expected to continue for at least the third quarter of 1997 and could continue into subsequent quarters in the absence of adequate revenues from delivery of PHARM2 and the accompanying customization revenues which are accounted for on the percentage of completion method.

    The loss in the 1997 three month period was also affected by interest costs of $0.4 million compared with interest costs of $0.1 million in the 1996 three month period. The increase in interest was due to the interest paid on the $10 million Convertible Debentures which the Company sold in 1996. Interest in succeeding periods will increase due to the interest on the $5.5 million of Convertible Debentures sold subsequent to the close of the period.

    The Cost of Sales in the three months ended April 30,1997 was $2.3 million or 78.5% of revenues compared with a Cost of Sales of $2.7 million or 72.1% in the comparable period in 1996. The difference in the Cost of Sales was due in part to the reduced revenue in the period ending April 30,1997 compared with the period ending April 30,1996. Although the cost of direct and contract labor in the period ending April 30,1997 was greater than in the period ending April 30,1996 and the overhead expense in the 1997 three month period was greater than in the comparable 1996 period, the increase in capitalized software in 1997 reduced the effect of the increases in labor and overhead. Since the design of PHARM2 was essentially completed in the period ending April 30,1997, the future capitalization expense will be substantially reduced thus having an adverse effect on the future cost of sales. Such an adverse effect can only be overcome by an increase in revenues through potential deliveries of PHARM2 and the associated customization income.

    Selling, general and administrative expenses in the three month period ending April 30,1997 were $2.2 million or 74.2% of revenues compared with $2.0 million or 53.2% of revenues in the corresponding period in 1996. The increase in 1997 was due primarily to increased consulting fees to sales consultants and others providing services required by the Medical Technology Division.

    Research and development costs in both periods were relatively the same.

LIQUIDITY

    During the second quarter ending April 30, 1997, the Company used $4.1 million of cash in its operations. The use of cash for operations was due primarily to the Company's expenditure of approximately $2.9 million for the development of its PHARMASYST products and the Company's net loss of $2.4 million for the quarter. Cash used in investing activities during the second quarter of $.2 million was due primarily to the purchase of property, plant and equipment. Net cash provided from financing activities was attributable to the exercise of options and warrants for the purchase of the Company's common stock. The combined use of cash from all activities during the quarter was $4.8 million for the reasons stated above. At April 30, 1997 the Company's cash and other liquid assets were $2.6 million.

    The Company recently obtained a $1 million line of credit facility with a local bank, which expires in February 1998. Interest is 1% above the bank's prime lending rate and the credit line is collateralized by accounts receivable. There currently are no amounts outstanding under the credit line.

    On May 1, 1997, the Company entered into an agreement whereby it became a minority owner of a limited liability company (the "LLC"). Under the terms of the agreement, the Company made a capital contribution to the LLC of its rights to its uPACS technology which is a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. In exchange for such capital contribution, the Company received a 9% interest in the LLC. An outside investor made a capital contribution of $2 million and agreed to make a further capital contribution of $1 million on or before December 1, 1997, in return for a 91% interest in the LLC. The Company believes that the funds available under the LLC will be sufficient to fund operations in connection with uPACS for approximately eighteen months.* In connection with the formation of the LLC, the Company entered into a Services and License Agreement whereby the Company has agreed to complete the development of the uPACS technology and undertake to market, sell and distribute systems using the uPACS technology. The LLC will pay the Company its expenses in connection with such services and the Company will pay to the LLC royalties in connection with the sale of systems using the uPACS technology. At such time as the LLC has distributed to the outside investor an aggregate amount equal to $4.5 million of its net cash flow, the Company would become a 63% owner of the LLC and the outside investor will own a 37% interest in the LLC. There can be no assurance that uPACS will be successful or that the LLC will operate profitably or that the funds under the LLC will be sufficient for the further development and marketing of uPACS. The Company cannot predict if or when uPACS sales will commence in its updated versions. There is intense competition in this market and the Company has not established its market position. The Company anticipates difficulty in achieving such sales until further product development is complete and market tested.

    On May 30, 1997, the Company sold 55 units ("Units") at $100,000 per Unit, for an aggregate of $5,500,000, to 2 accredited purchasers ("Purchasers") in a private offering (the "Offering"). Each Unit consisted of (i) a convertible debenture ("Convertible Debenture") in the principal amount of $100,000 convertible into shares of the Company's Class A Common Stock, and (ii) a warrant ("Warrant") to acquire 1,800 shares of Class A Common Stock. The number of shares of Class A Common Stock issuable upon conversion of the Convertible Debentures is variable. The number of shares will be calculated at the time of conversion and will be the lesser of (i) the product obtained by multiplying (x) the lesser of the average of the closing bid prices for the Class A Common Stock for the (A) five or (B) thirty consecutive trading days ending on the trading day immediately preceding the date of determination by (y) a conversion percentage equal to 95% with respect to any conversions occurring prior to February 24, 1998 and 92% with respect to any conversions occurring on or after February 24, 1998 and (ii) $13.50 with respect to any conversions occurring prior to May 30, 1998 or $14.00 with respect to any conversions occurring on or after May 30, 1998. The Convertible Debentures are not convertible prior to December 16, 1997. From December 16, 1997 until February 23, 1998, one-half of the Convertible Debentures may be converted and after February 23, 1998, the Convertible Debentures are fully convertible. The Warrants may be exercised at any time through May 30, 2002 at an exercise price of $12.26 per share. The Company received net proceeds of approximately $4,950,000 from the sale of the Units after deduction of fees and expenses related to the Offering.

    The Company believes that cash generated by operations and existing capital resources in combination with such credit facility, the funds available from the LLC, and the net proceeds from the sale of the Convertible Debentures will be sufficient to fund its operations through fiscal year end 1997, if it receives anticipated orders for both of its commercial products and currently anticipated orders for its Government Technology Division materialize at the times and in the amounts planned. In addition, the Company is relying on the continued successful development of its Medical Technology Division leading product, PHARM2, during the third quarter of calendar 1997 to stimulate new orders and permit the delivery of existing orders. However, neither the completion of PHARM2 nor the resulting generation of cash from it or government contracts can be assured either in time or amount or that such amounts will be sufficient for the Company's needs. If the Company should not receive the anticipated orders in time and in the amounts planned during fiscal 1997 the Company may need to reduce its operating costs. The effect of these reductions could have an adverse affect in the Company's ability to market, develop, and implement its products with the result that the Company may continue to incur losses.*

*FORWARD LOOKING INFORMATION

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

                           PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

    None.

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Shareholders of Base Ten Systems, Inc. was held on March 20, 1997 in New York City. Matters voted on at the meeting were the election of three directors by the holders of Class B Common Stock, the election of one director by the holders of Class A Common Stock, and the adoption of amendments to the Company's Discretionary Deferred Compensation Plan. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to each matter, including a separate tabulation with respect to each nominee for office, is as follows:

    1. Election of three directors

                                                                           CLASS B COMMON
                                                                        ---------------------
                                                                           FOR      WITHHELD
                                                                        ----------  ---------
Edward J. Klinsport...................................................     421,718      1,971
Alexander M. Adelson..................................................     421,718      1,971
Alan S. Poole.........................................................     421,718      1,971

    2. Election of one director

                                                                           CLASS A COMMON
                                                                        ---------------------
                                                                           FOR      WITHHELD
                                                                        ----------  ---------
Bruce D. Cowen*.......................................................   7,019,185    208,376

    3. Amendments to the Company's Discretionary Deferred Compensation Plan

                                      CLASS A COMMON AND CLASS B COMMON
                                ----------------------------------------------
                                                                     BROKER
                                   FOR      AGAINST   ABSTENTIONS   NON-VOTES
                                ---------  ---------  -----------  -----------
                                  601,665     75,768      16,209      452,751

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--(27) Financial Data Schedule (Edgar filing only.)

    (b) Reports on Form 8-K--None.



* Subsequent to the Annual Meeting, Mr. Cowen resigned from the Board of Directors. In April 1997 the Board appointed David Basten to file a vacancy.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 1997

                                BASE TEN SYSTEMS, INC.
                                (REGISTRANT)

                                By:            /s/ MYLES M. KRANZLER
                                     ------------------------------------------
                                        Myles M. Kranzler
                                        PRESIDENT AND CHAIRMAN OF THE BOARD
                                        (PRINCIPAL EXECUTIVE OFFICER)

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