Form 10-Q
period 1997-07-31
BASE TEN SYSTEMS INC
filed 1997-09-15
CIK 10242

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1997                  Commission File No. 0-7100

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

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


    TITLE OF                                             OUTSTANDING AS OF
     CLASS                                                AUGUST 30, 1997
 -------------                                           -----------------
Class A Common Stock, $1.00 par value...................    7,497,360
Class B Common Stock, $1.00 par value...................      445,121


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             BASE TEN SYSTEMS, INC.
                                AND SUBSIDIARIES

                                   I N D E X

Part I.   Financial Information                                          Page

          Consolidated Balance Sheets -- July 31, 1997 (unaudited)
          and October 31, 1996 (audited)............................       1

          Consolidated Statements of Operations--Three months
            and nine months ended July 31, 1997 and 1996
            (unaudited).............................................       2

          Consolidated Statements of Shareholders' Equity--Nine
            months ended July 31, 1997 (unaudited)..................       3

          Consolidated Statements of Cash Flows--Nine months
            ended July 31, 1997 and 1996 (unaudited)................       4

          Notes to Consolidated Financial Statements................       5

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................      12

Part II   Other Information
               Item 4:  Submission of Matters to a Vote of
                   Security Holders.................................      19
               Item 6:  Exhibits and Reports on Form 8-K............      19
                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                         AS OF                    AS OF
                                     JULY 31, 1997           OCTOBER 31, 1996
                                    ---------------          ----------------
                                      (UNAUDITED)               (AUDITED)
CURRENT ASSETS:
  Cash............................    $ 3,771,000               $ 7,465,000
  Accounts receivable
    (including unbilled
    receivables of $4,122,000
    in 1997 and $3,902,000
    in 1996)......................      7,181,000                 7,515,000
  Inventories.....................      3,868,000                 2,935,000
  Current portion of employee
    loan receivable...............        128,000                   128,000
  Other current assets............        601,000                   386,000
                                      -----------               -----------
    TOTAL CURRENT ASSETS..........     15,549,000                18,429,000
PROPERTY, PLANT AND EQUIPMENT.....      5,209,000                 5,071,000
EMPLOYEE LOAN RECEIVABLE..........         47,000                   148,000
OTHER ASSETS......................      8,717,000                 6,700,000
                                      -----------               -----------
                                      $29,522,000               $30,348,000
                                      -----------               -----------
                                      -----------               -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................     $1,045,000                $1,472,000
  Accrued expenses................      3,693,000                 2,994,000
  Current portion of capital
   lease obligation...............         54,000                    47,000
                                      -----------               -----------
    TOTAL CURRENT LIABILITIES.....      4,792,000                 4,513,000
LONG TERM LIABILITIES:
  Other long-term liabilities.....        272,000                   266,000
  Capital lease obligation........      3,441,000                 3,478,000
  Long-term debt..................     15,500,000                10,000,000
                                      -----------               -----------
    TOTAL LONG-TERM
      LIABILITIES.................     19,213,000                13,744,000
SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par
    value, authorized
    and unissued-1,000,000
    shares.......................           --                       --

  Class A Common Stock, $1.00
   par value, 22,000,000 shares
   authorized; issued and
   outstanding 7,497,360 shares
   in 1997 and 7,358,964 shares
   in 1996 ......................       7,497,000                 7,359,000

  Class B Common Stock, $1.00
    par value, 2,000,000 shares
    authorized; issued and
    outstanding 445,121 shares
    in 1997 and 445,387 shares
    in 1996.......................        445,000                   445,000

  Additional paid-in capital......     25,603,000                25,086,000
  Deficit.........................    (27,885,000)              (20,640,000)
                                      -----------               -----------
                                        5,660,000                12,250,000
  Equity adjustment from
    foreign currency translation..       (143,000)                 (159,000)
                                      -----------               -----------
                                        5,517,000                12,091,000
                                      -----------               -----------
                                      $29,522,000               $30,348,000
                                      -----------               -----------
                                      -----------               -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                              Nine Months Ended             Three Months Ended
                                                              -----------------             ------------------
                                                                   July 31                       July 31
                                                                   -------                       -------
                                                             1997           1996           1997           1996

                                                            ------         ------         ------          -----
REVENUES
  Sales................................................  $   9,808,000  $  10,352,000  $   3,618,000  $   2,973,000
  Other................................................        133,000        150,000         20,000         59,000
                                                         -------------  -------------  -------------  -------------
                                                             9,941,000     10,502,000      3,638,000      3,032,000
                                                          -------------  -------------  -------------  -------------
COSTS AND EXPENSES:
  Cost of sales........................................      8,322,000      7,683,000      3,430,000      2,489,000
  Research and development.............................        490,000        811,000        158,000        249,000
  Selling, general and administrative..................      6,114,000      6,316,000      2,018,000      2,421,000
  Write-off of software development costs..............             --      2,429,000             --             --
  Amortization of software medical cost................      1,121,000        807,000        440,000        246,000
  Interest.............................................      1,139,000        392,000        409,000        132,000
                                                          -------------  -------------  -------------  -------------
                                                            17,186,000     18,438,000      6,455,000       5,537000
                                                          -------------  -------------  -------------  -------------
LOSS BEFORE INCOME TAXES...............................     (7,245,000)    (7,936,000)    (2,817,000)    (2,505,000)
INCOME TAXES...........................................             --             --             --             --
                                                         -------------  -------------  -------------  -------------
NET LOSS...............................................  $  (7,245,000) $  (7,936,000) $  (2,817,000) $  (2,505,000)
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
NET LOSS PER COMMON SHARE..............................  $        (.92) $       (1.04) $        (.35) $        (.33)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.............      7,852,453      7,660,300      7,928,516      7,565,040

                See Notes To Consolidated Financial Statements

                           BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                NINE MONTHS ENDED JULY 31, 1997
                                           (Unaudited)



                                                                                                                 EQUITY
                                              COMMON STOCK                                                     ADJUSTMENT
                              ------------------------------------------------                                    FROM
                                       CLASS A                  CLASS B          ADDITIONAL                      FOREIGN
                                       -------                  -------            PAID-IN                      CURRENCY
                                SHARES        AMOUNT      SHARES      AMOUNT       CAPITAL        DEFICIT      TRANSLATION
                              -----------  ------------  ---------  ----------  -------------  --------------  -----------
Balance-
 October 31, 1996...........    7,358,964  $  7,359,000    445,387  $  445,000  $  25,086,000  $  (20,640,000) $  (159,000)

Conversions of Class B
  Common to Class A Common..          266                     (266)

Exercise of options.........      132,043       132,000                              517,000

Issuance of Common
  Stock.....................        6,087         6,000

Foreign currency
  translation...............                                                                                       16,000

Net loss....................                                                                      (7,245,000)
                              -----------  ------------  ---------  ----------  -------------  --------------  -----------
Balance -
  July 31, 1997.............    7,497,360  $  7,497,000    445,121  $  445,000  $  25,603,000  $  (27,885,000) $  (143,000)
                              -----------  ------------  ---------  ----------  -------------  --------------  -----------
                              -----------  ------------  ---------  ----------  -------------  --------------  -----------

                              SEE NOTES TO CONSOLIDATED STATEMENTS

                      BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                                JULY 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................................  $  (7,245,000) $  (7,936,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization.....................................................      1,474,000      1,224,000
  Write-off of software development
   costs............................................................................             --      2,429,000
  Accounts receivable...............................................................        352,000        270,000
  Inventories.......................................................................       (934,000)        80,000
  Other current assets..............................................................       (110,000)        67,000
  Accounts payable..................................................................       (400,000)      (210,000)
  Accrued expenses..................................................................        295,000        836,000
  Customers' advance payments.......................................................        390,000        158,000
  Deferred compensation.............................................................             --        (66,000)
  Other assets......................................................................     (3,147,000)    (2,622,000)
  Other long-term liabilities.......................................................          6,000        (14,000)
  Income taxes payable..............................................................             --         (3,000)
                                                                                      -------------  -------------
  NET CASH USED IN OPERATIONS.......................................................     (9,319,000)    (5,787,000)
                                                                                      -------------  -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment-net....................................       (487,000)      (697,000)
                                                                                      -------------  -------------
  NET CASH USED IN INVESTING ACTIVITIES.............................................       (487,000)      (697,000)
                                                                                      -------------  -------------
CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
  Repayment of amounts borrowed.....................................................        (31,000)       (32,000)
  Proceeds from Issuance of Convertible Debenture...................................      5,500,000             --
  Proceeds from issuance of common stock............................................        655,000        569,000
                                                                                      -------------  -------------
  NET CASH PROVIDED FROM FINANCING ACTIVITIES.......................................      6,124,000        537,000
  Effect of exchange rate change on cash............................................        (12,000)       (14,000)
                                                                                      -------------  -------------
NET DECREASE IN CASH................................................................     (3,694,000)    (5,961,000)
CASH, beginning of period...........................................................      7,465,000      7,221,000
                                                                                      -------------  -------------
CASH, end of period.................................................................  $   3,771,000  $   1,260,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..........................................  $   1,089,000  $     390,000
                                                                                      -------------  -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Retirement of treasury stock......................................................  $          --  $       7,000
                                                                                      -------------  -------------

                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JULY 31, 1997

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996. The results of operations for the three months and nine months ended
         July 31, 1997 are not necessarily indicative of the operating results for the full year.

    2. Basis of Presentation - The Company's consolidated financial statements have been prepared on a historical cost basis.

    3. Principles of Consolidation - The consolidated financial statements include the accounts of Base Ten. All significant intercompany accounts, transactions and profits have been eliminated.

    4. Revenue Recognition - For Medical Software Products, the Company evaluates each product and order on an individual basis to determine the proper revenue recognition method. Contracts to deliver software which require significant customization or modification for an extended period of time are accounted for under the percentage of completion method. For the products or orders which are more standardized in nature, revenue is recognized on delivery. For products in the Government Technology Division revenues on long-term contracts are recognized on the percentage-of-completion or unit-of-delivery basis. Changes in estimates are accounted for using the cumulative catch-up method and are immaterial in each period presented.

         On contracts where the percentage-of-completion method is used, costs and estimated revenues in excess of progress billings are presented as unbilled receivables. Unbilled costs of unit-of-delivery contracts are included in inventory. Payments received in excess of costs incurred on long-term contracts are recorded as customers' advance payments, which are included as a reduction of inventory on the balance sheet.

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


              Leased asset--building        15 years
              Machinery and equipment       3 to 10 years
              Furniture and fixtures        3 to 20 years


    7. Write-off of Capitalized Software Development Costs - A portion of the Company's software development costs since 1991 have been capitalized and included in other non-current assets in accordance with the Statement of Financial Accounting Standard No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), requiring the amortization of these costs over the estimated economic life of the product. See "Other Assets" below. The Company performs quarterly reviews of the recoverability of its capitalized software costs based on anticipated revenues and cash flows from sales of these products. In the second quarter of fiscal 1996 the Company conducted its regular quarterly review of the recoverability of its capitalized software development costs and determined that neither its PRENVAL nor its uPACS products would achieve sufficient revenues in future periods to justify retention of the related capitalized costs as productive assets. To confirm its determination, the Company reviewed the marketing chronology related to these products. With respect to PRENVAL, it became apparent to the Company in late
         February 1996, after a discussion with the licensee, that enhancements that are not developed or available for the product were being requested by customers who had a chance to use and test the product during the first quarter of fiscal 1996, and that, as a result, sales would not exceed the amount necessary to generate additional royalties in excess of the minimum required under the license. Thereafter, in May 1996, the Company determined that the licensee had no current plans to market the product in the U.S. as was originally anticipated by the Company. With respect to uPACS, the Company has implemented sales efforts in late 1995 and displayed the product at certain trade shows in Europe. In December 1995, sales were anticipated for early 1996. However, by early April 1996 it became clear that the anticipated sales would not materialize. The Company concluded that the product, as it then existed, would not generate sufficient sales to recover the capitalized costs, and that only a new product with networking, communications and off-line measurement capabilities was marketable. Accordingly the Company wrote off $2.4 million of such capitalized costs in the 1996 second fiscal quarter.

    8. Other Assets - Included in other non-current assets are software development costs capitalized in accordance with SFAS 86, OAccounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed", pursuant to which the Company is required to capitalize certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred. The Company performs quarterly reviews of the recoverability of its capitalized software costs and other long lived assets based on anticipated revenues and cash flows from sales of these products. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life.

    9. Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less at date of acquisition to be cash equivalents.

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

    11. Recently Issued Accounting Standards - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
         (SFAS 123), which required adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

         Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, but requires disclosure in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting for all grants after November 1, 1995.

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

         The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). The Company is required to adopt FAS 128 for both interim and annual periods ending after December 15, 1997. FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. The Company believes that the adoption of FAS 128 will not have a material effect on the Company's earning per share calculations.

         In June 1997, the Financial Accounting Standards Board issued SFAS
         No. 130, "Reporting Comprehensive Income," which is effective for financial statement periods beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company believes that the information to be included in deriving comprehensive income, although not currently presented in a separate financial statement, is disclosed as a part of these financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS
         No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statement periods beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supersedes SFAS No. 14 and amends SFAS No. 94. The Company is currently evaluating the impact to its current financial statements of the implementation of SFAS 131.

    12. Net Earnings/(Loss) Per Share - Earnings per share for periods ended July 31, 1997 and 1996 were calculated using the number of weighted average common shares outstanding.

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

    14. Fair Value of Financial Instruments - The fair market value of certain financial instruments, including cash, accounts receivable, accounts payable, and other accrued liabilities, approximate the amount recorded in the balance sheet because of the relatively current maturities of these financial instruments. The fair market value of long term debt at July 31, 1997 and October 31, 1996 approximates the amounts recorded in the balance sheet based on information available to the Company with respect to interest rates and terms for similar financial instruments.

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

C. INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                                                   JULY 31, 1997          OCTOBER 31, 1996
                                                                 -----------------       -------------------
  Raw materials................................................... $ 1,287,000                 $ 1,232,000
  Work in process.................................................   2,321,000                   1,383,000
  Finished goods..................................................     578,000                     369,000
                                                                    ------------               -------------
                                                                     4,186,000                   2,984,000
  Less advance payments...........................................     318,000                      49,000
                                                                    ------------               -------------
                                                                   $ 3,868,000                 $ 2,935,000
                                                                    ------------               -------------
                                                                    ------------               -------------

    As provided in several of the Company's contracts, customers advance funds to Base Ten for the purpose of purchasing inventory. The related advances have been offset against inventory.

D.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are summarized as follows:


                                                                    JULY 31, 1997   OCTOBER 31,996
                                                                    -------------  ---------------
      Machinery and equipment.....................................  $  10,105,000   $   9,668,000
      Furniture and fixtures......................................        723,000         705,000
      Leased asset--land and building.............................      3,600,000       3,600,000
      Leasehold improvement.......................................        120,000          85,000
                                                                     -------------  ---------------
                                                                       14,548,000      14,058,000
      Less accumulated depreciation and amortization..............      9,339,000       8,987,000
                                                                     -------------  ---------------
                                                                    $   5,209,000   $   5,071,000
                                                                     -------------  ---------------
                                                                     -------------  ---------------


E. OTHER ASSETS:

                                                               JULY 31, 1997      OCTOBER 31, 1996
                                                               -------------      ----------------
      Patents (net of amortization).........................   $  386,000         $     362,000
      Capitalized costs.....................................    6,313,000             4,255,000
      Unamortized bond issue costs..........................    1,104,000               579,000
      Deposit--long-term capital lease......................      550,000               550,000
      Long-term receivable..................................      200,000               770,000
      Other.................................................      164,000               184,000
                                                               ------------        ---------------
                                                               $8,717,000          $  6,700,000
                                                               ------------        ---------------
                                                               ------------        ---------------


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

    The Company's future minimum lease payments related to the sale-leaseback arrangement in effect at July 31, 1997 are as follows:

      FISCAL
      ------
      1997                                               $   560,000
      1998                                                   560,000
      1999                                                   560,000
      2000                                                   615,000
      2001                                                   615,000
      2002 and thereafter                                  5,344,000
                                                         -----------
                                                           8,254,000
      Less:  Interest portion                             (4,759,000)
                                                         ------------
      Present value of net minimum payments              $ 3,495,000
                                                         ------------
                                                         ------------


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

    In May 1997, the Company sold 55 units ("Units") at $100,000 per Unit, for an aggregate of $5,500,000. Each Unit consists of (i) a convertible debenture ("Convertible Debenture") in the principal amount of $100,000 convertible into shares of the Company's Class A Common Stock, and (ii) a warrant ("Warrant") to acquire 1,800 shares of Class A Common Stock. The number of shares of Class A Common Stock issuable upon conversion of the Convertible Debentures is variable. The number of shares will be calculated at the time of conversion and will be the lesser of (i) the product obtained by multiplying (x) the lesser of the average of the closing bid prices for the Class A Common Stock for the (A) five or (B) thirty consecutive trading days ending on the trading day immediately preceding the date of determination by (y) a conversion percentage equal to 95% with respect to any conversions occurring prior to February 24, 1998 and 92% with respect to any conversions occurring on or after February 24, 1998 and
    (ii) $13.50 with respect to any conversions occurring prior to May 30, 1998 or $14.00 with respect to any conversions occurring on or after May 30, 1998. The Convertible Debentures are not convertible prior to December 16, 1997. From December 16, 1997 until February 23, 1998, one-half of the Convertible Debentures may be converted and after February 23, 1998, the Convertible Debentures are fully convertible. The Warrants may be exercised at any time through May 30, 2002 at an exercise price of $12.26 per share. The Company received net proceeds of approximately $4,950,000 from the sale of the Units after deduction of fees and expenses related to the Offering.

H.  OTHER ARRANGEMENTS

    On May 1, 1997, the Company entered into an agreement whereby it became a minority owner of uPACS LLC, a limited liability company (the "LLC"). Under the terms of the agreement, the Company made a capital contribution to the LLC of its rights to its uPACS technology which is a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. In exchange for such capital contribution, the Company received a 9% interest in the LLC. An outside investor made a capital contribution of $2 million and agreed to make a further capital contribution of $1 million on or before December 1, 1997, in return for a 91% interest in the LLC. In connection with the formation of the LLC, the Company entered into a Services and License Agreement whereby the Company has agreed to complete the development of the uPACS technology and undertake to market, sell and distribute systems using the uPACS technology. The LLC will pay the Company its expenses in connection with such services and the Company will pay to the LLC royalties in connection with the sale of systems using the uPACS technology. At such time as the LLC has distributed to the outside investor an aggregate amount equal to $4.5 million of its net cash flow, the Company would become a 63% owner of the LLC and the outside investor will own a 37% interest in the LLC. There can be no assurance that uPACS will be successful or that the LLC will operate profitably or that the funds under the LLC will be sufficient for the further development and marketing of uPACS.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL.

    Base Ten Systems, Inc. (the "Company") operates with a Medical Technology Division and a Government Technology Division and designs, develops, manufactures and markets complex, and comprehensive software solutions for the pharmaceutical medical device manufacturing industries and precision electronic systems for the defense industry. The Company's products are used in safety critical applications requiring consistent, highly reliable outcomes where an out-of-specification event could have a catastrophic result. The Company developed a core competency in safety critical applications from its historical focus on designing electronic systems used primarily in weapons management systems for military aircraft. The Company has applied this expertise to develop PHARMASYST-Registered Trademark-, a computerized Manufacturing Execution System ("MES") used to automate, monitor, control and document highly regulated manufacturing processes.

    PHARMASYST-Registered Trademark- operates on a PC-based system in an open client / server environment and can be readily integrated with industry standard server database engines. PHARMASYST-Registered Trademark- is designed and marketed as a standard application, not a custom solution or toolkit, for implementation into a customer's existing manufacturing facility. PHARMASYST-Registered Trademark- acts as an electronic monitor ensuring that the production process complies with a predefined set of specifications in order to produce a consistent product. The Company believes that PHARMASYST-Registered Trademark- is a premier commercially available PC-based standardized MES solution capable of the necessary functionality and supporting documentation suitable for regulated manufacturing in the pharmaceutical and medical device industries. The Company is engaged in a continuing program to maintain compliance with an industry generated standard for Good Automated Manufacturing Practice (GAMP) as a means of differentiating itself from present and future competition.

    The Company has entered into collaborative relationships with certain computer system integrators and others that can integrate
PHARMASYST-Registered Trademark- with the products and services they provide. The Company has established a relationship with STG-Coopers & Lybrand Consulting AG, Walsh Automation, a Canadian systems integrator, WTI Systems Ltd., an English systems integrator, Toyo Engineering Co., a Japanese developer of turnkey manufacturing facilities, Bailey Controls Company, a provider of distributed control systems, Intellution, Inc., a supplier of manufacturing systems for the pharmaceutical industry, the Taisei Corporation, a $15 billion construction and engineering company in Japan, Peat Marwick KPMG, QAD, a manufacturer of MRP (Manufacturing Resource Planning) software, Euriware, an integrator located in France and, most recently, Wonderware, a leading provider of manufacturing software. The Company has not yet been able to use these relationships to produce sales and cannot predict if or when such relationships will prove successful. The Company must complete further development work on PHARM2-TM-, which is an advanced version of the PHARMASYST-Registered Trademark-product, and must successfully conduct training of its partners to make such relationships effective. No assurance can be given that this will occur.*

    The Company develops and manufactures weapons management systems and other defense-related products. Currently, the Company has ongoing development contracts with McDonnell Douglas Helicopter Systems, McDonnell Douglas Aerospace, Daimler-Benz AG Aerospace, and the U.S. Air Force. Most of these contracts relate to upgrading weapons systems for existing aircraft fleets. In 1996 the Company entered into a program with McDonnell Douglas Helicopter Systems to develop helicopter Maintenance Data Recorders. In addition, the Company entered into a contract with McDonnell Douglas Aerospace for an Interference Blanker Unit used aboard the F-18. A contract for the completion of the product design and early production a component of the SLAM ER missile system was awarded to the Company in October, 1996. These contracts are subject to government budget allocations. Recent budget decisions reduced funds available for potential long term F-18 procurement and reduced the Company's opportunities for future business.

RESULTS OF OPERATIONS

    Commercial Operations-During 1996 the Company focused on the development of PHARM2-TM-, an advanced version of the PHARMASYST-Registered Trademark- product introduced in 1995. At the end of the 1997 third quarter the Company had contracts or signed license agreements for installation at a total of 32 sites from a total of eighteen manufacturers or their integrators including Abbott Hospital Products, Pfizer International Products Group, SmithKline Beecham, Pharmacia & Upjohn, 3M, Novo Nordisk, Taisei, Berlex, and Wyeth. In the earlier part of the year, the Company added Roche, Astra, and an additional contract from Pharmacia & Upjohn.

    Although the Company has made several deliveries of early releases of PHARM2-TM-, other deliveries of PHARM2-TM- continue to be overdue. Although cancellation for late deliveries may occur, the Company does not currently anticipate the loss of material orders as a result thereof, but such failure to make necessary deliveries could adversely affect the Company's reputation.* For the PHARM2-TM- business to grow it is necessary for the Company to increase its delivery rate and since the end of the second quarter the Company has increased its development staff by approximately 40% to overcome this shortcoming. Although required deliveries are planned no assurances can be given that they will take place in a timely manner. One effect of further delayed deliveries would be to negatively impact the Company's cash flow, which could limit the Company's ability to grow.

    The Company sells PHARM2-TM- through direct salespersons operating out of its headquarters in New Jersey; St. Louis, MO, Camberley, England; Brussels, Belgium; Copenhagen, Denmark; and Tokyo, Japan. The Tokyo office was opened in January, 1997 in response to opportunities under development in the Pacific Rim. In addition to direct selling, the Company has developed relationships with implementers and integrators already active in this market to increase the number of opportunities available to it to demonstrate and offer its products (see "General" above).* The Company requires additional sales persons to grow and has, as of yet, not been able to find suitable candidates. Failure to add to the staff could negatively impact revenues.

    During the 1997 first quarter the Company engaged an internationally recognized consulting organization to assist it in the further development and refinement of procedures and documentation for the Company in order to be fully compliant with the principles embodied in GAMP and the Company believes it is currently in full compliance with such GAMP principles. GAMP is the output of an industry group defining the methodology for creation of software products for the pharmaceutical industry. Although no assurances can be given, the Company believes that this provides added value to the Company's ability to sell in this market and this should further differentiate the Company from its competition.* The Company has also strengthened its quality assurance organization through the employment of personnel familiar with pharmaceutical manufacturing practice.

    In February 1997, the Company announced the validation of the Dispensing module of PHARMASYST-Registered Trademark- at the Canadian manufacturing facility of a major pharmaceutical company, one of the Company's principal clients. The Company believes that the value of validation will be realized in increased acceptance of the Company's products by other pharmaceutical companies.* Although the Company generates certain revenue upon delivery of PHARM2-TM- to its clients, it is necessary for a pharmaceutical company to validate its equipment and processes in order to satisfy FDA regulations and PHARM2 is a critical portion of the manufacturing activity. The Company announced its first validated site in October, 1996 for a major pharmaceutical company manufacturing medical devices using the PHARMASYST-Registered Trademark-Electronic Batch Recording System. Although no assurances can be given, and any such accomplishment is dependent on customer cooperation, the Company hopes to add four to six more validated sites by January, 1998*.

    During the 1997 nine month period, the Company strengthened its technical resources through the addition of development staff in both Camberley, England and in its New Jersey headquarters, and in its opinion must continue to do so to meet its delivery commitments and to accommodate expected growth.* The Company considers its technical staff to be a primary resource and crucial to its continuance in this business area. Loss of any portion of its technical resources would be injurious and loss of a significant portion of its technical staff could cause serious and immediate damage to the Company's business. The Company believes it has good relations with its technical staff.

    Defense Operations. During the 1997 nine month period the Company concentrated on the development tasks related to the Interference Blanker Unit
(IBU) awarded to the Company in mid-1996, the development tasks related to the Maintenance Data Recorder also awarded to the Company in mid-1996, and the development tasks related to the SLAM ER missile contract awarded in October, 1996. This activity involved primarily technical staff and was responsible for a major part of the income generated by the Government Technology Division in this period. In the month of August, the Company completed the environmental qualification of its Maintenance Data Recorder which the Company believes will increase the sales opportunities for this product.* Development effort on the IBU has proceeded on schedule. The development work on the SLAM ER missile is currently behind schedule although the Company hopes to achieve recovery to schedule within the next months.*

    In addition, the Company continued its development of additional software for the Stores Management System used aboard the Tornado aircraft. The Tornado program extends beyond the year 2000 and could offer the Company significant additional business.* The Company recently provided cost and pricing information for additional production for the Tornado Stores Management System and has recently been advised that the customer anticipates placing an $11.4 million order before the end of 1997*. The award of this contract is dependent on, among other factors, the defense budget of the German government. Efforts to secure the released funds for this contract have been unsuccessful in the past due to budget allocations for other priorities and there currently can be no assurance of the award of such contract.

    The Company continues to seek additional sources of business in the weapons control area concentrating on those opportunities where the Company's technical skills are relevant.

    Nine Months ended July 31,1997 compared with 1996. Total revenues decreased by $0.6 million or 5.7 %, from $10.5 million in the nine months ended July 31,1996 to $9.9 million in the same period in 1997. Revenues from Defense operations decreased by $1.6 million or 16.3 %, to $8.2 million for the nine months ended July 31,1997 compared with revenues of $9.8 million in the same period in 1996. Commercial revenues increased by $0.4 million or 36.4% from $1.1 million in the nine months ended July 31, 1996 to $1.5 million in the same period in 1997.

    The decline in Defense revenues was due in part to lower order writing caused by delays in government funding, administrative delays in issuing contracts and reduced contract values due to competitive pressures.

    The increase in commercial revenues primarily resulted from deliveries of early releases of standard versions of PHARM2-TM- as well as the completion of certain portions of enhancements on the percentage completion method. The PHARM2-TM- development effort is no longer being capitalized since initial deliveries have taken place and all further enhancements to the functionality of the basic product are being expensed, which negatively impacts earnings.

    The Company incurred a net loss of $7.2 million in the nine months ended July 31,1997 compared with a loss of $7.9 million in the comparable period in 1996. The loss in 1997 was due to reduced order bookings in the Government Technology Division resulting in lower revenues without a corresponding decrease in overhead or selling, general, and administrative costs. In addition, the development contracts which the Company has accepted in anticipation of future production were bid aggressively and have a high cost relative to realized revenue. These contracts will not be complete until 1998 and the effect of this aggressive bidding will continue to affect revenues. The effect on earnings is a function of what additional revenues the Company can develop from other contracts yet to be booked. There was not sufficient revenue developed by the Medical Technology Division to offset the continuing marketing and sales costs as well as the additional administrative costs necessary to support the development process. The loss in the nine months ending July 31, 1997 was also due to interest expense of $1.1 million and amortization of capitalized software of $1.1 million, compared to $0.3 million and $0.8 million respectively for the 1996 period. Interest in succeeding periods will increase further due to interest on the $5.5 million of Convertible Debentures since only two months of interest charges were incurred in the third quarter of 1997.

    The loss in the 1996 nine month period was also due in large part to the write-off of $2.4 million of capitalized software.

    The Company expects to incur additional operating losses in the 1997 fourth quarter and the first quartered fiscal 1998, and could be expected to incur further losses in succeeding quarters, particularly if currently anticipated orders do not materialize in the amounts required on a timely basis, or if the Company does not complete its current orders on schedule.* While the Company is actively making proposals to its customers for new business, the Company has no ability to control government funding or budgeting processes; and is subject to unpredictable timing of capital authorizations required by its customers to purchase its PHARM2-TM- products. The Company intends to add to its sales capability so as to increase the number of selling opportunities in an effort to reduce the effect of funding and contract placement delays.*

    The Company is reviewing alternatives to overcome the losses in the Government Technology Division taking into account the difficulty in writing new business on a timely basis.

    Cost of sales increased by $0.6 million from $7.7 million or 73.1% of revenues in the nine months ended July 31, 1996 compared to $8.3 million or 83.8% of revenues in the nine months ended July 31, 1997. The cost of sales in the 1997 period increased relative to revenues due primarily to increases in direct and contract labor and the increase in overhead salaries. In the nine months ended July 31, 1997 the direct labor cost was $4.4 or 44.4% of revenues compared with a direct and contract labor cost of $3.0 million or 28.6% of revenues in the nine months ended July, 1996. In the nine months ended July 31, 1997 the overhead salaries were $2.5 million or 25% of revenues compared with $1.6 million or 15.2% of revenues in the comparable period in 1996. Although the cost of direct and contract labor and overhead salaries were greater in the period ending July 31, 1997 compared with the same period in 1996; the increase in capitalized software in 1997 was $3.5 million compared to $2.3 million in the comparable period in 1996 thus reducing the effect of the increase in labor and overhead. Since the design of PHARM2-TM- was essentially completed in the period ending April 30,1997, capitalization in the three months ending July 31, 1997, and in future periods, will be substantially reduced thus having an adverse effect on the future cost of sales. Such an adverse effect can only be overcome by an increase in revenues through deliveries of PHARM2-TM- and associated customization income.* The cost of sales was reduced by the difference in purchased material due primarily to the reduced sales of the Government Technology Division. In the nine months ending July 31, 1997 purchases amounted to $1.5 million compared with $2.0 million in the nine months ending July 31, 1996.

    Selling, general and administrative expenses increased by $0.2 million, from $7.1 million or 67.6% of revenues in the nine months ending July 31, 1996 to $7.2 million or 72.7% of revenues in the nine months ended July 31, 1997. The increase was due, in part, to an increase of $0.3 million in amortization costs of capitalized software for the Medical Technology Division. The cost of amortization in the nine months ended July 31, 1996 was $.8 million and in the nine months ended July 31, 1997 the cost of amortization was $1.1 million. Professional fees in the nine months ending July 31, 1996 were $0.8 million burdened by the cost of preparing a registration statement for the sale of securities which was later withdrawn. Professional fees in the nine months ending July 31, 1997 were $0.3 million. Selling salaries in the nine month period ending July 31, 1997 were $1.0 million compared with $0.6 million in the comparable period in 1996. Costs of consulting, advertising, G&A salaries, Group Life Insurance, and personnel hiring were all higher in the nine months ended July 31, 1997 than in the comparable period in 1996. Miscellaneous
G&A costs were greater in the nine months ended July 31, 1996 than in the comparable period in 1997 by $0.5 million.

    Research and development expenses declined from $0.8 million in the nine months ended July 31, 1996 to $0.5 million in the nine months ended July 31, 1997 due to a reduction of engineering investment in new product design for the Government Technology Division.

    Three Months ended July 31, 1997 compared with the three months ended July 31, 1996. Revenues in the three month period ended July 31, 1997 were $3.6 million compared with $3.0 million in the three months ended July 31, 1996. The increase in revenues was due primarily to increased commercial revenues from $0.0 million in the three months ended July 31,1996 to $0.9 million in the three months ended July 31, 1997. Defense revenues during the three months ended July 31, 1997 declined to $2.7 million from $3.1 million in the three months ended July 31, 1996.

    The Company had a net loss of $2.8 million in the three months ended July 31, 1997 compared with a net loss of $2.5 million in the three months ended July 31, 1996.

    The loss in each of the three month periods were affected by Medical Technology Division costs of marketing and selling as well as the administrative costs necessary to support the development of new products including PHARM2-TM-. These costs were not offset by sufficient revenue to prevent a loss and are expected to continue for at least the fourth quarter of 1997 and could continue into subsequent quarters in the absence of adequate revenues from delivery of PHARM2-TM- and the accompanying customization revenues which are accounted for on the percentage of completion method.

    The capitalized costs in the three months ending July 31, 1997 were $0.6 million compared with $1.0 million in the comparable period in 1996. The reduction in capitalized costs represent an increase in expense with adverse effects on earnings ( See discussion above regarding results of the nine month period ending July 31, 1997).

    The loss in the 1997 three month period was also affected by interest costs of $0.4 million compared with interest costs of $0.1 million in the 1996 three month period. The increase in interest was due to the interest paid on the $10 million Convertible Debentures which the Company sold in 1996 and two months interest on the $5.5 million Convertible Debentures sold in May, 1997.

    The cost of sales in the three months ended July 31, 1997 was $3.4 million or 94.3% of revenues compared with a cost of sales of $2.5 million or 82.1% in the comparable period in 1996. The difference in the cost of sales was due in part to the effect of reduced capitalization in the period ending July 31, 1997 compared with the period ending July 31, 1996. The cost of direct and contract labor in the Medical Technology Division in the period ending July 31, 1997 was greater than in the period ending July 31, 1996 and the overhead expense in 1997 was greater than in 1996 due to further investment in the development of PHARM2-TM-. The decrease in capitalized software in the 1997 three month period compared to the comparable 1996 period, increased the effect of the increases in labor and overhead. Since the design of PHARM2-TM- was essentially completed in the period ending April 30, 1997, future capitalization will be substantially reduced thus having an adverse effect on the future cost of sales. Such an adverse effect can only be overcome by an increase in revenues through potential deliveries of PHARM2-TM- and associated customization income.

    Selling, general and administrative expenses in the three month period ending July 31, 1997 were $2.0 million or 55.5% of revenues compared with $2.4 million or 79,8% of revenues in the corresponding period in 1996. The principal differences in cost included higher amortization and salary expenses in the three months ending July 31, 1997 and increased professional fees and shareholder expense in the three months ended July 31, 1996.

    Research and development costs decreased to $0.1 million in the three month period ending July 31, 1997 compared to $0.2 million in the three months ending July 31, 1996 due to reduced investment in new engineering designs.

LIQUIDITY

    During the nine months ended July 31, 1997, the Company had a net reduction of cash of $3.7 million. The use of cash for operations was due primarily to the Company's expenditure of approximately $2.4 million net of amortization for the development of its PHARMASYST-Registered Trademark- products and the Company's net loss of $7.2 million for the nine months. Cash used in investing activities during the third quarter of $0.5 million was due primarily to the purchase of property, plant and equipment. Net cash provided from financing activities was attributable to the exercise of options and warrants for the purchase of the Company's common stock as well the proceeds from the issuance of the Company's $5.5 million Convertible Debentures. The combined use of cash from all activities during the quarter was $3.7 million. At July 31, 1997 the Company's cash and billed receivables were $6.8 million.

    The Company has a $1 million line of credit facility with a local bank which expires in February 1998. Interest is 1% above the bank's prime lending rate and the credit line is collateralized by accounts receivable. There currently are no amounts outstanding under the credit line.

    On May 1, 1997, the Company entered into an agreement whereby it became a minority owner of UPACs LLC, a limited liability company (the OLLCO). Under the terms of the agreement, the Company made a capital contribution to the LLC of its rights to its uPACS-TM-technology which is a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. In exchange for such capital contribution, the Company received a 9% interest in the LLC. An outside investor made a capital contribution of $2 million and agreed to make a further capital contribution of $1 million on or before December 1, 1997, in return for a 91% interest in the LLC. The Company believes that the funds available under the LLC will be sufficient to fund operations in connection with uPACS for approximately eighteen months.* In connection with the formation of the LLC, the Company entered into a Services and License Agreement whereby the Company has agreed to complete the development of the uPACS technology and undertake to market, sell and distribute systems using the uPACS technology. The LLC will pay the Company its expenses in connection with such services and the Company will pay to the LLC royalties in connection with the sale of systems using the uPACS technology. At such time as the LLC has distributed to the outside investor an aggregate amount equal to $4.5 million of its net cash flow, the Company would become a 63% owner of the LLC and the outside investor will own a 37% interest in the LLC. There can be no assurance that uPACS will be successful or that the LLC will operate profitably or that the funds under the LLC will be sufficient for the further development and marketing of uPACS. The Company cannot predict if or when uPACS sales will commence in its updated versions. There is intense competition in this market and the Company has not established its market position. The Company anticipates difficulty in achieving such sales until further product development is complete and market tested.

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

    The Company believes that cash generated by operations and existing capital resources in combination with its credit facility, the funds available from the LLC, and the net proceeds from the sale of the Convertible Debentures and anticipated collections on its outstanding receivable will be sufficient to fund its operations through fiscal year end 1997.

    In July, 1997 the Company entered into an engagement with Cowen & Company, an investment banker, to act as the Company's financial advisor. The Company intends to use this relationship to develop additional capital for use during 1998. The Company is also relying on receiving anticipated orders for its products. In addition, the Company is relying on the continued successful enhancement of its Medical Technology Division leading product, PHARM2-TM-, during the fourth quarter of calendar 1997 to stimulate new orders and permit the delivery of existing orders. However, neither the completion of PHARM2-TM- nor the resulting generation of cash from orders can be assured either in time or amount or that such amounts will be sufficient for the Company's needs. If the Company should not receive such additional capital funding for fiscal 1998, or should the Company not receive the anticipated orders in time and in the amounts planned during fiscal 1998 the Company would need to reduce its operating costs. The effect of these reductions could have an adverse affect on the Company's ability to market, develop, and implement its products with the result that the Company's losses could continue or increase.*

 *FORWARD LOOKING INFORMATION

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

    Reference is made to the Company's most recent S-3 filing on August 22, 1997 for a summary of risks applying to the Company's business.

                           PART II. OTHER INFORMATION


ITEM 2:   CHANGES IN SECURITIES

     None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits--(27) Financial Data Schedule (Edgar filing only.)

       (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on June 9, 1997 relating to a private placement whereby the Company sold $5.5 million of its 8% convertible debentures and 99,000 Stock Purchase Warrants. From December 16, 1997 until February 23, 1998, one-half of the Convertible Debentures may be converted and after February 23, 1998, the Convertible Debenture are fully convertible. The Warrants may be exercised at any time through May 30, 2002 at an exercise price of $12.26 per share.

        The Company filed a Current Report on Form 8-K on June 13, 1997 relating to an Operating Agreement whereby the Company became a minority owner of a limited liability Company whose purpose is to accelerate the development of its product uPACS. Initial amount of the funding is $3 million.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: SEPTEMBER 15, 1997
                                     BASE TEN SYSTEMS, INC.
                                     (Registrant)


                                BY:   /s/ MYLES M. KRANZLER
                                     ------------------------------
                                       Myles M. Kranzler
                                       President and Chairman of the Board
                                       (Principal Executive Officer)



                                BY:    /s/ EDWARD J. KLINSPORT
                                     ------------------------------
                                       Edward J. Klinsport
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)