Form 10-K
period 1997-10-31
BASE TEN SYSTEMS INC
filed 1998-02-11
CIK 10242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                           COMMISSION FILE NO. 0-7100

                             BASE TEN SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                         ------------------------------

                                   NEW JERSEY
                        (State or other jurisdiction of
                         incorporation or organization)

                                   22-1804206
                                (I.R.S. Employer
                              Identification No.)

                             ONE ELECTRONICS DRIVE
                              TRENTON, NEW JERSEY
                    (Address of principal executive offices)

                                     08619
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 586-7010

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                              Class A Common Stock

                              Class B Common Stock

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K (X).

    As of January 19, 1998, 7,829,060 shares of Class A Common Stock and 444,879 shares of Class B Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $77,367,440 and $4,670,285, respectively.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the 1997 Annual Meeting of
                                  Shareholders
          are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    *FORWARD LOOKING STATEMENT

    THE FOLLOWING CONTAINS FORWARD LOOKING INFORMATION WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS AND PARAGRAPHS MAY BE IDENTIFIED BY AN "ASTERISK" ("*") OR BY SUCH FORWARD LOOKING TERMINOLOGY AS "MAY", "WILL", "BELIEVE", "ANTICIPATE", OR SIMILAR WORDS OR VARIATIONS THEREOF. SUCH FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING THE PARTICULAR FACTORS DESCRIBED BELOW IN THIS BUSINESS DISCUSSION AS WELL AS THROUGHOUT THIS ANNUAL REPORT AND IN EACH CASE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS. SUCCESSFUL MARKETING OF PHARM2 AND ITS FUTURE CONTRIBUTION TO COMPANY REVENUES DEPENDS HEAVILY ON, AMONG OTHER THINGS, SUCCESSFUL EARLY COMPLETION OF CURRENT TEST EFFORTS AND THE NECESSARY CORRECTIONS TO THE SOFTWARE PERMITTING TIMELY DELIVERY TO CUSTOMERS, NONE OF WHICH CAN BE ASSURED. OTHER IMPORTANT FACTORS THAT THE COMPANY BELIEVES MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS ARE DISCUSSED IN THE "RISK FACTORS" SECTIONS IN THE COMPANY'S CURRENT AND PREVIOUS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ASSESSING FORWARD LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY THOSE STATEMENTS AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT UNDERTAKE TO PUBLICLY UPDATE OR REVISE ITS FORWARD LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS OR EVENTS (EXPRESSED OR IMPLIED) WILL NOT BE REALIZED.

OVERVIEW

    During the fiscal year ending October 31, 1997, Base Ten Systems, Inc. (the "Company" or "Base Ten") operated a Medical Technology Division, (the "MTD") and a Government Technology Division, the ("GTD"). On December 31, 1997, following approval by the shareholders at a special meeting also held that day, the Company sold the GTD (the "GTD Sale") to Strategic Technology Systems, Inc. ("STS"). On January 29, 1998 the Company elected to change its fiscal year so that the annual accounting period will henceforth be from January 1 through December 31. Due to the fact that the determination to sell the GTD occurred before the fiscal year ending October 31, 1997, the Quarterly Report on Form 10-Q for the transition period from November 1, 1997 to December 31, 1997 and the Annual Report for the fiscal year ending December 31, 1998 will not include, except as indicated therein, the operations of the GTD.

MEDICAL TECHNOLOGY DIVISION

    The MTD currently designs, develops, and markets comprehensive software solutions for the pharmaceutical and medical device manufacturing industries based on its core technology of safety critical software. The MTD also contemplates broadening its development activities to produce information technology to continually improve process productivity for a wider range of government-regulated manufacturing industries. Management believes increasing standardization of quality and safety and increased competition in regulated markets require improved regulatory compliance and time and cost reduction for manufacturing processes and the Company plans to provide products and services for these markets. Despite management's belief that the MTD has or will develop the requisite talents and technology base and that there is a market of sufficient size to warrant further investment, there can be no assurance that the Company will be successful in penetrating these markets or that such efforts will result in profitability.*

    The products of the MTD are used in safety critical applications requiring consistent, highly reliable outcomes where an out-of-specification event could have a catastrophic result. The Company developed a core competency in safety critical applications from its historical focus on designing electronic systems used primarily in weapons management systems for military aircraft. The MTD has applied this expertise to develop PHARMASYST-Registered Trademark-, a computerized manufacturing execution system ("MES") used to automate, monitor, control and document highly regulated manufacturing processes. The MTD's primary customer in 1995 was Johnson & Johnson Clinical Diagnostic Division accounting for $1.8 million in sales. The

MTD's primary customer in 1996 accounted for $883,000 in sales and in 1997 three different customers accounted for $1,221,000 in sales. The Company is restricted from disclosing contract values for each of those particular customers, each of whom is a major multinational pharmaceutical company.

    PHARMASYST-Registered Trademark- operates on a PC-based system in an open client/server environment and can be readily integrated with industry standard server database engines. PHARMASYST-Registered Trademark- is designed and marketed as a standard application, not a custom solution or tool kit, for implementation into a customer's existing manufacturing facility. PHARMASYST-Registered Trademark- acts as an electronic monitor ensuring that the production process complies with a predefined set of specifications in order to produce a consistent product. The MTD believes that PHARM2, an advanced version of PHARMASYST-Registered Trademark-, is a premier, commercially available, PC-based, standardized MES solution capable of the necessary functionality and supporting documentation suitable for regulated manufacturing in the pharmaceutical and medical device industries. The MTD is engaged in a continuing program to maintain compliance with an industry generated standard for Good Automated Manufacturing Practice ("GAMP") as a means of differentiating itself from present and future competition.

    PHARMASYST-Registered Trademark- offers four manufacturing applications: dispensing, electronic batch recording, inventory control, and document management, collectively encompassing a production process. The MTD is continuing its development of PHARM2, an advanced MES product integrating all four PHARMASYST-Registered Trademark-applications into a customer's manufacturing environment, with only the purchased applications activated. The MTD has completed the initial version of PHARM2 containing all four applications and believes it has achieved compliance with GAMP.

    The MTD believes that PHARM2 is applicable to the highly regulated pharmaceutical and medical device manufacturing industries. The production of pharmaceuticals is subject to the FDA's current Good Manufacturing Practices "cGMP", which mandate compliance with technical requirements involving manufacturing production processes. During its inspections, the FDA frequently verifies whether a manufacturer is in compliance with cGMP. PHARM2, through the MTD's program of meeting GAMP requirements, is intended to support the manufacturer's verification of a compliant production process in a manner which the MTD believes is acceptable to the FDA.

    The MTD has entered into collaborative relationships with certain computer system integrators and others that can integrate PHARM2 with the products and services they provide. The Company has established a relationship with Walsh Automation, a Canadian systems integrator; WTI Systems Ltd, an English Systems Integrator; Toyo Engineering Co., a Japanese developer of turnkey manufacturing facilities; KPMG Peat Marwick LLP, a provider of services and integration to the pharmaceutical industry; the Taisei Corporation, a $15 billion construction and engineering company in Japan; QAD, a provider of MRP systems; Euriware, a European based integrator; Wonderware, a leading supplier of manufacturing software; and most recently, Microsoft, a software provider. Except for a significant contract with Taisei, these relationships have not yet produced revenue and additional product development is necessary to achieve the anticipated benefits. The MTD believes that such relationships are desirable if the MTD is to fulfill its potential market opportunities. Current benefits include increased exposure of PHARM2 through the announcement of these partnerships as well as a series of seminars conducted jointly with Microsoft in demonstration of the use of Windows NT-Registered Trademark- as an operating system for PHARM2. The additional product development is currently underway, but the timing of its completion cannot be predicted.*

    MANUFACTURING EXECUTION SYSTEMS. Manufacturing execution systems ("MES") are designed to create uniformity in a production sequence by defining the elements of each production step. MES essentially institute a checklist to be followed, defining the raw material inputs, equipment operating instructions, and procedures to be followed in order to maintain consistency in an end product. Historically, manufacturers have implemented MES using paper forms that follow a batch through the production sequence, requiring signatures to verify that procedures were followed according to defined procedures. Paper-based systems are susceptible to human errors, leading to an increased possibility of corrupted batches. The production of certain products effecting health and safety, such as pharmaceuticals and consumer products, require greater production process control to decrease the possibility of a corrupted end product. To obtain greater control and increase efficiency, manufacturers have incorporated custom computer solutions into their MES. These solutions are expensive, time consuming to implement, address only limited procedures and generally do not possess the flexibility for expansion or the addition of new technologies.

    The MTD believes there is a compelling and immediate need for the pharmaceutical and medical device industries to implement MES that facilitate the demonstration of compliance with FDA cGMP regulations and that these industries are actively seeking suppliers and products to aid in compliance. The products themselves must be developed and proven under rigid controls and procedures in compliance with currently accepted industry standards for validation. In addition, the Company believes pharmaceutical and medical device manufacturers are subject to pressures to improve manufacturing costs in anticipation of the expiration of U.S. patents and the emergence of competing generic drugs and pricing pressures imposed by large retail organizations and health care providers who seek bulk purchases at favorable prices.

    THE COMPANY'S MES SOLUTION. PHARM2 enables the customer to specify the individual steps of the production process. PHARM2 interfaces with Manufacturing Resource Planning ("MRP") and Supervisory Control and Data Acquisition ("SCADA") systems, information databases and stand-alone production machinery such as scales, blenders and ovens, directing the execution of the production process and continuously monitoring the compliance of each step with the manufacturer's defined specifications. Should PHARM2 recognize an out-of-specification event, it can adapt to the out-of-specification event by selecting a previously defined and approved alternative procedure in order to allow the process to continue in a compliant manner. If a remedial alternative is not available, PHARM2 will not authorize commencement of the next production step and can issue a problem notification to supervisory or quality control personnel. In addition, PHARM2 chronologically tracks and electronically records each input, procedure and output, which provides a significant tool for the customer to demonstrate ongoing cGMP compliance.

    PHARM2 provides a standard set of MES applications, not custom systems or system design services. The MTD is able to provide customers with a fixed price quotation and estimated delivery schedule based upon an extensive evaluation of user requirements. The MTD believes such specificity provides a significant advantage over custom MES solutions that have been characterized by long development and installation schedules and unpredictable costs.

    The MTD commenced sales of PHARMASYST-Registered Trademark- (now PHARM2) in fiscal 1995 and has installed applications at facilities operated by Abbott Laboratories Hospital Products Division, Bayer Inc., Instrument Laboratories, Pfizer Inc. International Pharmaceuticals Group, and others. As of October 31, 1997, MTD had received orders or signed license agreements for installations for a total of 33 sites and had orders from a total of nineteen pharmaceutical manufacturing facilities including Pfizer Inc. International Pharmaceuticals Group, Minnesota Mining & Manufacturing, Astra, Taisei, Novo Nordisk, Berlex, SmithKline Beecham, Federa and Pharmacia & Upjohn. PHARM2 normally requires customization for incorporation into existing systems. Based upon orders through October 31, 1997, the MTD estimates that a typical PHARM2 site installation sells for between $150,000 and $400,000 and requires nine to twelve months to install, depending in part on the time necessary for the customer to solidify its requirements.*

    OTHER PRODUCTS. ULTRASOUND IMAGING PRODUCTS. In 1994, the MTD introduced uPACS, a system for archiving ultrasound images. That system digitizes, records and stores ultrasound images on CD-ROMs as an alternative to existing film and video storage systems. In April 1996, the Company determined that uPACS was not a commercially viable product, despite anticipated 510(k) FDA pre-market clearances that were subsequently granted in June 1996. The MTD is developing a new system for archiving ultrasound images with networking, communication, and off-line measurement capabilities. The MTD is marketing this new system under the uPACS name and had received orders for approximately $150,000 of this new system and expects to have a significant ownership interest in uPACs all as described in further detail in the

"Liquidity" section of the Management's Discussion and Analysis portion of this Annual Report. The MTD does not believe that uPACS will reach the same revenues anticipated from the PHARM2 product.

    MEDICAL SCREENING SOFTWARE. The Company created three software programs to aid in the prenatal detection of risk for certain birth defects. The first two programs were designed to accelerate the computation of risk detection for neural tube defects (PRENVAL I) and Down's syndrome (PRENVAL IA) in pregnant women. A portion of the third program was sold and the remainder licensed to the Johnson & Johnson Clinical Diagnostic Division ("Johnson & Johnson"), located in Amersham, England. Johnson & Johnson offers this software as PRENATA, a trademark of Johnson & Johnson, in connection with the sale of its products used in the detection of fetal abnormalities throughout the world, except for the United States. The Company's agreement with Johnson & Johnson provides for guaranteed minimum royalties for a period of five years beginning October 1994. The aggregate minimum royalties of $1.8 million collectable for 1995 through 1999 were earned in fiscal year 1995. The Company has terminated further self-funded development efforts of these products because the Company believes that the market and further revenue potential of these products does not currently justify the cost of further development.

GOVERNMENT TECHNOLOGY DIVISION

    The GTD was sold to STS, a newly formed corporation managed and partially owned by individuals who were, prior to the GTD Sale, members of the Company's senior management (the "Management Group"). Members of the Management Group were significantly involved in the business and development of the GTD while employed by the Company and left the Company's employ to join STS concurrently with the GTD Sale. STS acquired substantially all of the operating assets of the GTD in exchange for certain consideration and the assumption of certain liabilities, pursuant to the terms and conditions set forth in an Asset Purchase Agreement between the Company and STS dated October 27, 1997 (the "Asset Purchase Agreement"). The Asset Purchase Agreement was filed as an exhibit to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 11, 1997.

    The GTD Sale was proposed to the Board of Directors in June 1997 in view of certain business conditions discussed below. The Board of Directors authorized the Company to pursue efforts to sell the GTD on terms that reflected fair value and to do so in an expeditious manner so as to minimize disruption to the Company, its employees and customers. The Board appointed a special committee of directors (the "Special Committee") to pursue the sale and in furtherance of that goal the Special Committee engaged Cowen & Co. ("Cowen") as its financial advisor. Bids were obtained from the Management Group and from The Edo Corporation, a third party defense contractor, and after evaluation, and review and approval of the Special Committee, the Board unanimously approved the sale to the Management Group.

    A prime motivation for the GTD Sale was a concern that the GTD's recent past losses would continue with no foreseeable opportunities for significant growth in the future. In addition, the Board was concerned that the Company's previously declared focus on the MTD, and the lower level of investment in new GTD products, had created low morale among GTD personnel, with a consequent risk of significant loss of senior and key technical and engineering personnel. In the Board's opinion, significant personnel losses would have left the Company unable to meet its contractual commitments and could have resulted in further, significant, losses.

    At October 31, 1997, the net assets of the GTD represented approximately 25.2% of total Company assets. For the twelve months ended October 31, 1997, revenues from the GTD represented approximately 79% of total Company revenues, compared with 90% of total Company revenues for the year ended October 31, 1996.

    Prior to the GTD Sale, the GTD engaged in the design, development, manufacture and marketing of complex precision electronic systems for the defense industry. The products of the GTD were used in safety critical applications requiring consistent, highly reliable outcomes where an out of specification event could have a catastrophic result. The Company developed a core competency in safety critical applications from its historical focus on designing electronic systems used primarily in weapons management systems for military aircraft and the GTD relied on this technology to compete in its chosen markets.

SALES AND MARKETING

    During fiscal 1997 and through December 31, 1997, the Company's sales and marketing efforts focused on the MTD and the GTD. As a result of the GTD Sale, the Company's sales and marketing efforts will focus solely on the MTD and the MTD products.

    The MTD currently markets PHARMASYST-Registered Trademark- and PHARM2 through a direct sales force in North America, consisting of six sales people, one of whom serves as Sales Manager. Outside of North America, the MTD has a sales person in England, one in Denmark, one in Belgium and one in Tokyo. The MTD's marketing efforts for PHARMASYST-Registered Trademark- and PHARM2 consist primarily of negotiating with third parties to develop collaborative efforts with the MTD in the sale and marketing of its PHARM2 products, advertising in industry periodicals, attending trade shows, and participating in industry symposiums sponsored by the International Society for Pharmaceutical Engineering and the Manufacturing Execution Systems Association. In addition, certain of the MTD's customers have agreed to allow their PHARMASYST-Registered Trademark- and PHARM2 installations to be used as reference accounts for potential customers. The Company also has an arrangement with a pharmaceutical company who agreed to share in certain development expenses and to act as a demonstration facility for certain of its products, which arrangement the Company will continue to discuss with such company, in return for a payment which would not exceed 1% of revenues from the sale of certain PHARMASYST-Registered Trademark- products by the Company. The MTD believes the ability to demonstrate existing installations will serve as an important marketing tool.

    Prior to the GTD Sale, the GTD marketed its defense products through its Vice President of Sales supported by various senior managers of the GTD. In addition, certain officers of the GTD were responsible for maintaining relationships with specific U.S. and foreign defense contractors.

RESEARCH AND DEVELOPMENT

    The MTD's commercial product development efforts are currently directed at the development of PHARM2 and a new image archiving system to be marketed under the uPACS name. The MTD believes that commercial success in the MES and other markets will depend partly on its ability to provide product improvements or version upgrades. Consequently, with the availability of increased capital resources from the GTD Sale as well as the sale of convertible preferred shares recently concluded, the MTD will seek to increase the development of product upgrades.*

    The GTD's defense-related product development efforts consisted of designing new weapon control systems and upgrades for existing aircraft fleets based upon specifications provided by defense contractors. Generally, such development projects were undertaken pursuant to contractual arrangements with defense contractors, under which the GTD received full or partial funding.

    During fiscal 1995, 1996 and 1997, the Company capitalized $2.3 million, $3.8 million and $3.5 million of software development costs almost all of which was for development of MTD products, and expensed approximately $.2 million, $.4 million, and $.1 million in research and development expenditures, respectively. The MTD development staff consists of approximately 52 development, project and quality engineers supported by test and administrative staff. The GTD development staff consisted of approximately 31 development, project and quality engineers supported by a test and administrative staff all of whom left the Company's employ to join STS contemporaneously with the GTD Sale.

COMPETITION

    During fiscal 1997 and through December 31, 1997, the Company competed in the MES software market and the defense business. As a result of the GTD Sale, the Company's only competitors will be in the MES software market.

    The MES software market is intensely competitive and subject to rapid change. The principal competitive factors in this market include delivery capability, product functionality and quality, ease, stability and speed of implementation and use, total cost, process manufacturing expertise, customer service and satisfaction, supported hardware and software platforms, the underlying technology and architecture of the product, vendor reputation and the ability and experience to document the software design life cycle to accepted industry validation standards. The Company believes that, despite current lateness in delivery of some of its products, it can compete effectively with respect to these factors and in particular with its capability to comply with GAMP standards, although it may be at a disadvantage against companies with greater financial, marketing, and technical resources.*

    The MTD's competitors for MES software include Consilium, Incode, SAP AG, Intellution, Inc. and ProPack GmbH. While the MTD believes that PHARM2 is a premier commercially available, comprehensive, standardized, PC-based, MES solution capable of the necessary functionality and supporting documentation suitable for regulated manufacturing found in the pharmaceutical and medical device manufacturing industries, many of these competitors offer products that provide specific MES applications, or toolkits that can be used for internal system development. In addition, the MTD competes with system integrators and internal corporate MIS departments. The MTD believes that internal MIS departments, which are responsible for developing and operating a manufacturer's management information systems and who are instrumental in the approval process for PHARM2, provide a significant source of competition.

    Competition among providers of software for manufacturers is likely to increase substantially for many reasons. A number of companies offering products developed for discrete manufacturers have announced plans to introduce products designed more specifically for process manufacturers. Some companies offering host-based systems for process manufacturers have begun to offer or have announced plans to introduce products for client/server computing and to increase the number of hardware platforms on which their software operates. The Company believes that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    Despite the Company's belief that it ranks ahead of the known competition in function, economics, and suitability for pharmaceutical manufacture, there can be no assurance that the MTD will compete successfully with new or existing competitors or that competitive pressures faced by the MTD will not materially and adversely affect its business and financial statements.*

    The defense business was also highly competitive and subject to rapid change. The GTD competed primarily on its expertise in designing safety critical applications. The GTD competed with large defense contractors and specific departments of large electronic companies. The GTD's competitors included Boeing Aerospace, Lockheed Martin, Hamilton Standard Company, a division of United Technologies Corporation, GEC Marconi, Elbit and Smiths Industries. Most of the GTD's competitors were larger and had more resources to devote to, among other things, internally-funded development efforts that could have provided advantages in competitive bidding.

MANUFACTURING

    During fiscal 1997 and through December 31, 1997, the Company's manufacturing activities related solely to the GTD. Management does not anticipate engaging in manufacturing activities relating to the MTD other than the assembly of components for incorporation into the uPACS products.

    The GTD's defense-related operations involved assembling and testing final products from components and subassemblies purchased from third parties. The GTD also designed software used in the products manufactured pursuant to third-party requirements. All of the GTD's defense-related development and production activities took place in the Company's New Jersey facility. As part of its contract manufacturing services, the GTD offered supporting engineering services to develop a prime contractor's design and solve technical and manufacturing problems.

BACKLOG

    The Company's backlog at October 31, 1997 was $4.8 million related to PHARM2 product orders and signed license agreements. Backlog includes approximately $1.6 million of signed license agreements for which funding is scheduled to be released prior to June 1998 although no assurances can be given that such funding will be made available.

PROPRIETARY RIGHTS

    While the Company has received certain patent protection for its MTD products, there can be no assurances that any additional patents will be issued, that the scope of any patent protection will be adequate, or that any current or future issued patents will be held valid if challenged. The Company believes that its products and technology do not infringe any existing proprietary rights of others.

    The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret law, and contractual arrangements. However, existing copyright laws offer only limited practical protection for software. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the means of protecting its proprietary software will be adequate or that competitors will not independently develop technologies similar to that of the Company.

    Under certain circumstances, customers of the MTD may be entitled to limited access of the PHARM2 source code. Customer access to source code may increase the products possibility of misappropriation or other misuse of the MTD software. Accordingly, it may be possible for unauthorized third parties to copy certain portions of the MTD's software or to obtain and use information that the Company regards as proprietary. In addition, the Company has filed applications for a patent covering certain aspects of the safety critical technology in PHARMASYST-Registered Trademark- and PHARM2 and for several patents covering elements of its imaging technology.

REGULATION

    The MTD's PHARM2 software products do not require FDA clearance or approval at this time although the Company anticipates that such approval may be required in the future. However, those products are intended to facilitate compliance by pharmaceutical manufacturers with the FDA's cGMP regulations and are designed to be integrated into a manufacturer's production systems. A pharmaceutical manufacturer's systems, including any PHARM2 applications used, must be capable of sufficiently documenting the production of each batch of product to be in compliance with cGMP. Further, the manufacturer must be able to demonstrate to the FDA that its systems have that capability under a variety of circumstances. The MTD is engaged in a continuing program to maintain compliance to GAMP.

    Other products the MTD has developed are considered, and the archiving software for ultrasound images that the Company intends to develop will be considered, "medical devices" under FDA regulations.

Before such products may be marketed in the U.S., they must receive FDA clearance of a pre-market notification application ("510(k) clearance") or FDA clearance of a pre-market approval application ("PMA"). In June 1996 the MTD received 510(k) clearance to market several versions of uPACS. Obtaining such clearance can take substantial time and can require substantial expenditures. Many other countries regulate the manufacture, marketing and use of medical devices in ways similar to the U.S. There can be no assurance that the MTD will be able to obtain required clearances for any products it develops on a timely or cost-effective basis, if at all.

    Should government policy dictate that the products of the MTD are of a sensitive technological character in which the best interests of the United States will be served by prohibiting their export, the Company could suffer a serious and immediate loss of business.

EMPLOYEES

    The Company currently employs a total work force of 117 persons, including 52 engineers and designers, plus additional contract labor. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.

PRODUCT LIABILITY INSURANCE

    The MTD maintains product liability insurance of at least $5 million for its commercial products and the GTD maintained $30 million of product liability insurance for defense related products in the event a claim is made that the Company's products failed to prevent defects in pharmaceutical products which resulted in injury to consumers or that its defense related products resulted in injury to persons or property. There can be no assurances that the Company's existing insurance would be adequate to cover any claims or that the Company will be able to obtain and maintain adequate insurance in the future. The Company and STS have agreed to each obtain insurance protecting the other from liabilities that could occur because of defense products now in the field manufactured by the GTD while part of the Company.

FOREIGN OPERATIONS

    Information on operations in different geographic areas is provided in Note H of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

EXECUTIVE OFFICERS OF THE COMPANY

    The current executive officers of the Company are as follows:

NAME                                             AGE      OFFICES HELD WITH BASE TEN                   PERIOD SERVED
-------------------------------------------      ---      -------------------------------------------  -----------------
Thomas E. Gardner..........................          50   Co-Chairman of the Board, President          1997 to present
                                                          and Chief Executive Officer

Alexander M. Adelson.......................          63   Co-Chairman                                  1997 to present
                                                          Vice Chairman                                1997
                                                          Consultant                                   1992 to 1997

C. Richard Bagshaw.........................          58   Executive Vice President                     1997 to present

Richard J. Farrelly........................          66   Senior Vice President                        1997 to present
                                                          Vice President                               1992 to 1997

William F. Hackett.........................          46   Senior Vice President and CFO                1997 to present

    A summary of the business experience and background of the Company's officers and directors is set forth below.

    MR. GARDNER has been Director and Co-Chairman of the Board since December 31, 1997 and President and Chief Executive Officer since November 1, 1997. Prior to his employment with the Company, Mr. Gardner was President, CEO, COO and a Director of Access Health, Inc. Mr. Gardner was employed by the Dun & Bradstreet Corporation and served in various executive positions including Corporate Vice President, and President and CEO of Dun & Bradstreet Health Care Information, Inc.

    MR. ADELSON has been a consultant to the Company since 1992. Mr. Adelson became a director in 1992, Vice Chairman in 1997 and Co-Chairman as of December 31, 1997.

    MR. FARRELLY has been employed by the Company since 1988 and became a Vice President in 1992, responsible for corporate development. Mr. Farrelly was formerly General Manager of the Reentry Systems Division of General Electric Aerospace Company and is now serving as a Senior Vice President responsible for human relations and planning. Mr. Farrelly is also Chief Compliance Officer of the Company.

    MR. BAGSHAW was President and General Manager of Syntex PR of Humancao, Puerto Rico, a subsidiary of Syntex Pharmaceuticals, Palo Alto, California subsequently acquired by Roche Holdings in 1995. From 1991 to 1996 he was responsible for strategy development and implementation for corporate partnering and talent upgrade.

    MR. HACKETT was a Senior Manager for the Princeton Data Division of Bloomberg Financial Markets from 1991 to 1997 responsible for the collection, analysis, and distribution of information and product development.

ITEM 2. PROPERTIES

    The Company's principal facility in the United States is in New Jersey. Prior to the GTD Sale, the MTD and the GTD occupied 82,000 square feet in Trenton including its corporate headquarters and engineering, manufacturing and support activities. The lease for such space expires in October 2009. The Company leases approximately 3,000 square feet of space in Camberley, England for use as administrative offices and software development facilities. The lease for the office space in the Camberley facility expires in March 2003. The Company also leases small office facilities in California, Copenhagen, Brussels and Tokyo. Strategic Technology Systems, Inc., the purchaser of the GTD, occupies approximately 40,000 square feet of the New Jersey facility pursuant to a five year sublease with the Company.

    The Company's headquarters and manufacturing facility in New Jersey was subject to a sale and leaseback transaction completed in October 1994. The Company's fifteen year lease on the facility includes a limited repurchase option exercisable at $4.3 million during fiscal 1998, declining to $3.5 million during the last five years of the lease. See Note I to the Company's Financial Statements included elsewhere in this Annual Report.

    Management believes that the Company's facilities are currently adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved from time to time in various claims and proceedings including employee claims in the normal course of business none of which, singly or in the aggregate, in the opinion of management, will have a material adverse effect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1997.

    On December 31, 1997, the GTD Sale, the issuance of additional securities, and the extension of certain option plans were approved by the Company's shareholders at a Special Meeting of Shareholders.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    The Company's Class A Common Stock is listed on the NASDAQ National Market System under the trading symbol BASEA, and the Company's Class B Common Stock is currently traded in the NASDAQ over the counter market and quoted on its Supplemental List under the trading symbol BASEB.

    The following table sets forth the high and low bid prices of the Company's Class A Common Stock and Class B Common Stock as reported by NASDAQ for the periods indicated:

                                CLASS A COMMON STOCK      CLASS B COMMON STOCK
                                      BID PRICE                 BID PRICE
                                ---------------------     ---------------------
                                  HIGH         LOW          HIGH         LOW
                                --------     --------     --------     --------
FISCAL 1996:
First quarter.................  $     13 1/4  $     10  1/8  $     12 5/8  $     10 1/2
Second quarter................        11 1/8         8  7/8        11 1/4         9 1/2
Third quarter.................        13 1/2         9 15/16       14 3/4        11 3/8
Fourth quarter................        13 1/4        10             14            13 1/2

FISCAL 1997:
First quarter.................  $     12 1/4        10             14 3/4        12
Second quarter................        11 1/2         9 3/4         14 3/4        12 3/4
Third quarter.................        10 7/8         9 7/8         14 1/4        11 1/2
Fourth quarter................        16             9 3/4         16            10 1/2

    As of January 19, 1998, there were approximately 660 record holders of Class A Common Stock and 143 record holders of Class B Common Stock.

    Base Ten has not paid cash dividends on its Common Stock since 1985. The present policy of the Board of Directors is to retain any future earnings to provide for the Company's growth.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial data for Base Ten and its consolidated subsidiaries. The financial data for the fiscal years ended October 31, 1995 through October 31, 1997 and as of October 31, 1996 and 1997 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report and should be read in conjunction with those Consolidated Financial Statements and related Notes.

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED OCTOBER 31,
                                                            ------------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                            ----------  ---------  ---------  ---------  ---------
SUMMARY OF OPERATIONS:
Revenues..................................................  $    2,660  $   1,562  $   2,710  $     584  $     433
Loss from continuing operations before income tax
  benefit.................................................  $  (15,980) $  (9,097) $  (2,616) $    (125) $    (156)
Income taxes (benefit)....................................  $   --      $    (684) $    (707) $      24  $  --
Net loss from continuing operations.......................  $  (15,980) $  (8,413) $  (1,909) $    (149) $    (156)
Net earnings (loss) from discontinued operations..........  $   (6,027) $    (546) $     532  $     184  $   1,114
Net earnings (loss).......................................  $  (22,007) $  (8,959) $  (1,377) $      35  $     958
                                                            ----------  ---------  ---------  ---------  ---------
Earnings (Loss) per share
  continuing operations...................................  $    (2.03) $   (1.09) $    (.28) $    (.02) $    (.02)
  discontinued operations.................................  $     (.76) $    (.07) $     .08  $     .05  $     .19
                                                            ----------  ---------  ---------  ---------  ---------
Net earnings (loss) per share.............................  $    (2.79) $   (1.16) $    (.20) $     .03  $     .17
                                                            ----------  ---------  ---------  ---------  ---------
Summary Balance Sheet


                                                                              AS OF OCTOBER 31,
                                                            ------------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                            ----------  ---------  ---------  ---------  ---------
Working capital (1).......................................  $    2,671  $  14,115  $  13,270  $   5,860  $   6,365
Total assets..............................................  $   21,217  $  30,397  $  28,005  $  17,609  $  17,255
Long term debt, net of current maturities (2).............  $   18,925  $  13,478  $   3,525  $   3,601  $   3,212
Shareholders' equity (deficiency).........................  $   (4,982) $  12,140  $  20,261  $   9,431  $   7,957

------------------------

(1) Included in 1997 is the reclassification of the assets and liabilities of GTD as net assets held for sale.

(2) Included in 1994 to 1997 financial information is a long-term capital lease.

(3) Included in 1996 financial data is a write-off of various capitalized expenses amounting to $2.4 million and $0.6 million of expenses incurred in the preparation of a Registration Prospectus which was withdrawn.

(4) Included in 1997 financial data is the inclusion of $2.7 million, the fair market value of options and warrants issued to non-employee consultants (see discussion in Results of Operations--Continuing Operations).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    During the fiscal year ending October 31, 1997, the Company operated a Medical Technology Division (the "MTD"), and a Government Technology Division (the "GTD"). On December 31, 1997, following approval by shareholders, the Company sold the GTD (the "GTD Sale") to Strategic Technology Systems, Inc. ("STS"). On January 29, 1998, the Company elected to change its fiscal year so that the annual accounting period will henceforth be from January 1 through December 31. The Quarterly Report on Form 10-Q for the transition period from November 1, 1997 to December 31, 1997 and the Annual Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) for the fiscal year ending December 31, 1998 will not include, except as indicated therein, the operations of the GTD.

    STS is a newly formed corporation managed and partially owned by individuals who were, prior to the GTD Sale, members of the Company's senior management (the'Management Group"). Members of the Management Group were significantly involved in the business and development of the GTD while employed by the Company and left the Company's employ to join STS concurrently with the GTD Sale. STS acquired substantially all of the operating assets of the GTD in exchange for certain consideration and the assumption of certain liabilities, pursuant to the terms and conditions set forth in an Asset Purchase Agreement between the Company and STS dated October 27, 1997 (the "Asset Purchase Agreement"). The Asset Purchase Agreement was filed as an exhibit to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 11, 1997.

DISCONTINUED OPERATIONS

    The consolidated financial statements of the Company have been restated in order to account for the operations of the GTD as discontinued operations in view of the GTD Sale. In the restatement, all assets and liabilities of the GTD at October 31, 1997 only and all items of income and expense attributable to GTD's operations for all periods presented have been eliminated from consolidation and accounted for on a net basis as assets held for sale and discontinued operations. Accordingly, the following discussion of the Company's financial condition and the results of operations excludes the results of the discontinued operations, except as otherwise indicated.

CONTINUING OPERATIONS OVERVIEW

    The Company has been engaged since 1991 in the development of products for the regulated manufacturing industry and, most recently, computerized Manufacturing Execution Systems ("MES") for the pharmaceutical and medical device industry. Although no assurances can be given, the Company believes the pharmaceutical and medical device market for MES is poised to grow rapidly over the next few years due to the pressure for compliance with regulations promulgated by the FDA and the International Standards Organization (ISO 9000) in addition to the need to continuously reduce costs to remain competitive.*

    The Company believes it has developed a premier, standardized, PC-based system with the necessary functionality and documented support required by the pharmaceutical and medical device industry to assist it in reducing cost while remaining in compliance with FDA and ISO 9000 requirements and, although no assurances can be given, considers that its continuing investment in this evolving product area could provide it with a leadership position in this market with the potential for substantial growth and the expansion of its product opportunities into other regulated areas such as the food, cosmetic, and chemical industries.*

    During the sales and marketing activity for the year ended October 31, 1997, the Company recognized a continuing need to provide detailed demonstrations of its products approximating actual customer requirements and believes that additional sales and technical personnel are required to satisfy this need. In addition, the Company believes that its MES is compliant with industry standards such as Good Automated Manufacturing Practices (GAMP), an industry standard, that it is beneficial to continually upgrade its program of compliance with GAMP and has therefore, in pursuit of its continuing program to upgrade its compliance programs added additional quality and project personnel. The expenses for such personnel are in addition to those which management believes should be expended in 1998 in the development of new products based on PHARM2. Such expenses include the salary and overhead costs of software

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) development and quality personnel developing standard features to add to PHARM2. The Company believes these are needed to improve the profitability of the product by reducing the need to provide specific enhancements to individual customers. By reducing the need to provide specific enhancements for individual customers, management believes that, while no assurances can be given, there will be a reduction in the time between order placement and revenue recognition with a reduced cost of sales. The additional staff in sales, customer service, quality assurance and technical personnel create expenses in advance of the revenues which they are intended to develop and act to increase losses until such revenues are generated.

    The Company believes its objective of being the leading supplier of MES to the pharmaceutical industry requires the incurrance of these costs and their consequences. The Company believes there is a compelling need for pharmaceutical manufacturers to have MES compliant with cGMP as established by the FDA. Because of FDA approval of electronic signatures, the Company believes manufacturers are now less reluctant to employ computerized MES systems such as the MES products offered by the Company. The Company considers the additional costs of compliance to GAMP to be a prudent investment. The Company, however, cannot be assured that pharmaceutical manufacturers may not find other ways to satisfy regulatory requirements.*

    The installation of a MES is a complex process involving integration with existing hardware platforms and systems. A significant factor in successful field installation is the ability of customer personnel to understand the system and, in addition to participating in the training required, to accommodate the difference between standard paper systems and electronic methodology. In addition, the system must undergo rigorous testing after installation and may require an extended period of modifications to fully comply with customer requirements, some of which may be at the Company's expense.

    As assurance that the Company intends to support its products, the Company is currently providing, at Company expense, the services of five to eight developers to assist in field installations in view of delivery delays to certain customers. Although no assurances can be given, the Company believes the current need for field support may be reduced during 1998 as additional systems are installed. The Company from time to time agrees to penalty clauses for delivery, some of which may be exercised with the corresponding reduction in revenue and a negative impact on profitability.*

    For use in a manufacturing environment, the system generally has to undergo validation in accordance with defined procedures determining its fitness for use in a regulated environment. The Company currently has two systems installed and validated at a medical device manufacturing plant and a pharmaceutical manufacturing plant. One additional PHARMASYST-Registered Trademark- product and one additional PHARM2 product are believed to have completed the testing necessary for validation but have not been formally declared validated by the customer and no assurances can be given that such validation will be formalized.*

    Customers are provided the right to cancel at no cost early in the contract cycle if the parties do not agree on the applicable specifications for the PHARM2 software to be installed. Although the Company has made eight deliveries of PHARMASYST-Registered Trademark- and PHARM2 applications, ten other deliveries of PHARM2 continue to be overdue. Deliveries have been and are being delayed because of the Company's failure to accurately estimate the time required to complete certain software enhancements to PHARM2 required to meet individual customer requirements, including requirements revised by the customer after initial bids were submitted or agreements signed. The Company has recently adopted a policy of requiring, wherever practical, customer participation in a walk through of the standard software before requirements are fixed to avoid misunderstandings and, while no assurances can be given, the Company believes that this practice will reduce the probability of lateness due to changing requirements. In order to maintain customer relations, the Company accepted responsibility for changes without requesting additional funds

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) or extension of delivery dates. Cancellation for late deliveries may occur and two already have occurred, and, while no assurances can be given, the Company does not anticipate the loss of material orders as a result thereof.*

    Contracts to deliver software which require significant customization or modification for an extended period of time are accounted for under the percentage of completion method. For products or orders which are more standardized in nature, revenue is recognized on delivery. In 1996, the Company determined that its PHARM2 product had become standardized and, generally, PHARM2 license fees are recognized as revenue upon delivery of standard PHARM2; revenue for customization is recognized on a percent completion basis; and revenue from other services is recognized as rendered.

    The Company did not incur any material expenses in the cancellation of these two orders since both involved the provision of standard software under development as PHARM2, which proceeded without additional cost regardless of the cancellations. If the Company had been able to complete the development of PHARM2 earlier, these two cancellations could have been prevented and the Company could have recognized additional revenue of approximately $150,000. While the Company cannot predict customer willingness to wait for the completion of deliveries and other cancellations may occur, the Company does not believe a material portion of its backlog will be canceled.

    Software development expenditures are expensed as research and development until a product attains technological feasibility. Thereafter, expenditures are capitalized until products attain commercial viability. The Company established technological feasibility for PHARMASYST-Registered Trademark- in 1993. At the end of 1997 and including development of PHARM2, PHARMASYST-Registered Trademark- had a capitalized value of $4.8 million after allowing for amortization. Development expenditures for PHARMASYST-Registered Trademark- and other commercial products have consisted primarily of salaries of software engineers and quality assurance staff plus applicable allocated overhead. The amortization period for PHARMASYST-Registered Trademark- and PHARM2 is scheduled to be complete by June 1999 and until then will have a significant effect on earnings.

    In the second quarter of fiscal 1996, the Company reviewed the recoverability of its capitalized software costs and determined that neither PRENVAL nor the product then marketed as uPACS would achieve sufficient revenues in future periods to justify retention of the related capitalized costs. Accordingly, the Company wrote off the $2.4 million balance of such capitalized costs. With respect to PRENVAL, it became apparent to the Company that market acceptance of the product was less than anticipated. The Company also determined that the licensee had no current plans to market the product in the U.S. as was originally anticipated by the Company and that, as a result, sales would not exceed the amount necessary to generate royalties in excess of the minimum provided under the license and the Company determined to suspend further development of PRENVAL. However, the Company will provide technical and marketing support for the remainder of the license term. The Company believes that the use of its marketing and technical staff to support the sale of PRENVAL throughout the balance of the license term is an effective way to develop the potential for an extension of the license term and does not represent a material cost to the Company. With respect to uPACS, the Company had implemented sales efforts in late 1995 and displayed the product at certain trade shows in Europe. In December 1995, sales were anticipated for early 1996. However, by early April 1996 it became clear that the anticipated sales would not materialize. The Company concluded that the product, as it then existed, would not generate sufficient sales to recover the capitalized costs and that only a new product designed for networking with communications and off-line measurement capabilities would be capable of producing acceptable sales volume.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF DISCONTINUED OPERATIONS

    During 1997, the GTD was engaged primarily in the development of the Interference Blanking Unit based on a contract awarded to the GTD in May 1996. In addition, the GTD completed the development of the Maintenance Data Recorder development contract awarded in April 1996 and continued the development of the electronics for the SLAM-ER missile project which the GTD was awarded in late 1996.

FISCAL 1997 COMPARED TO FISCAL 1996
  CONTINUING OPERATIONS
  REVENUES

    MTD revenues in 1997 increased to $2.7 million compared with $1.6 million in 1996 due to increases in deliveries of PHARM2. Revenues were below expectations primarily due to the delays in completing certain software tasks. While no assurances can be given, the Company has initiated changes in the method of estimating and measuring software development and anticipates improvements in efficiency and cost as well as shorter delivery times. *

COST OF SALES

    Cost of sales in 1997 was $3.4 million compared with $0.7 million in 1996. Cost of sales increased because labor and overhead component costs of inventory increased primarily due to additional software development and test personnel in both the New Jersey and United Kingdom facilities.

    Further enhancements to the core software PHARM2 are no longer being capitalized since deliveries of the standard product began at the end of the second quarter of 1997. Although no assurances can be given, the Company believes that a combination of increased prices, increased deliveries, and product development now underway to reduce the need for enhancements will result in a decline in unit cost of sales later in 1998. *

AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

    Capitalization of the core software for PHARM2 was completed at the end of the 1997 second quarter since deliveries of early standard versions of PHARM2 began at that time. Amortization of software development costs increased from $1.3 million in 1996 to $3.0 million in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    MTD selling, general and administrative expenses in 1997 were $10.5 million compared with $5.1 million in 1996. Selling costs increased by $0.6 million due primarily to an increase of $0.3 million in consulting fees and modest increases in sales commissions and personnel costs. There were increases in almost all general and administrative expense categories, the largest of which was inclusion of $2.7 million, the fair market value of options and warrants issued to non-employee consultants for service rendered during 1997. The fair market value was determined using the Black-Scholes option pricing model. In addition, a reserve of $1.0 million was recorded to cover potential cost overruns and penalties. Cost overruns are attributed to the failure to accurately estimate the cost of certain software projects and to the aggressive pricing policies the MTD followed to secure the desired market share. While no assurances can be given, the Company believes that current high priority development activities intended to add standard features to PHARM2 are expected to reduce the amount of enhancements required for future customers. * The reduction in enhancement required for individual customers reduces the amount of software development and the consequent potential for cost overruns. Penalty costs are incurred from time to time

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) because of lateness in delivery. While no assurance can be given, the Company believes that by reducing the need for enhancements the ability to meet schedule commitments will be improved. *

INTEREST EXPENSE

    Interest expense in 1997 was $1.6 million compared with $.7 million in 1996 and includes interest on the capitalized lease of $.6 million. The difference in expense is related to interest paid on the $10 million convertible debenture issued in 1996 and the $5.5 million convertible debenture issued in 1997. The $10 million convertible debenture which has an annual interest rate of 9% was outstanding for less than three months in 1996 but was outstanding throughout 1997. The $5.5 million convertible debenture which has an annual interest rate of 8% did not exist in 1996 and was outstanding for five months in 1997.

CONTINUING LOSSES

    The MTD incurred a loss before taxes of $16.0 million in 1997 compared to a loss before taxes of $9.1 million in 1996. The 1996 loss was reduced to $8.4 million by an income tax benefit of $.7 million. A major portion of the loss in 1997 compared to 1996 is attributable to the $1.7 million increased amortization, the additional reserves for cost overruns and penalties of $1.0 million, and $2.7 million, which is the fair market value of options and warrants issued to non-employee consultants for services rendered during 1997. The increase in labor costs of $1.0 million, the increase in interest cost of $0.9 million, the increased selling costs of $0.6 million, and the increased overhead costs of $0.6 million all contributed to the loss. The Company expects additional losses in 1998 including amortization expense estimated to be $3.3 million. The Company's ability to achieve profitable operations is dependent upon, among other things, the completion of current development and testing activities for PHARM2, timely delivery and successful installation and validation of its systems by its customers, and successful competition in the markets in which the Company participates. *

    The 1996 loss included a write off of various capitalized expenses in the sum of $2.4 million representing development of the Company's prenatal abnormality detection software, PRENVAL, and early development costs of uPACS as well as other operating losses including interest and amortization of $
2.0 million. The major portion of the operating loss represented the Company's continuing investment in the development of markets and infrastructure for the MES business.

    Readiness for the Year 2000

    The Company has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. The Company has determined that it does not have any material Year 2000 problem with its products and believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on business operations or financial prospects. While no assurances can be given, the Company anticipates converting all of its present infrastructure software systems to currently available software products which are already Year 2000 compliant. The Company cannot anticipate the impact of suppliers and vendors non-compliance with the Year 2000.*

DISCONTINUED OPERATIONS

    The GTD incurred a net loss of $6.0 million in 1997 compared to a net loss of $0.5 million in 1996. The GTD loss in 1997 consisted primarily of operating losses incurred because of reduced revenues without the corresponding reduction in operating expenses, and, a loss of $1.2 million on the GTD Sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    GTD revenues in 1997 were $10.0 million compared with $13.3 million in 1996. The decrease in revenues was directly attributable to the difficulty in obtaining new business due to delays in government procurement and stretched out deliveries of existing programs. The GTD cost of sales in 1997 was $9.3 million compared with $10.3 million in 1996. Selling, general and administrative expenses for 1997 were $4.1 million compared with $3.4 million in 1996.

FISCAL 1996 COMPARED TO FISCAL 1995
  CONTINUING OPERATIONS
  REVENUES

    Revenues from the MTD products declined from $2.7 million in 1995 to $1.6 million in 1996. In 1995, $1.8 million in revenue was recognized upon completion of the Company's PRENVAL software sold and licensed to Johnson & Johnson Ortho Clinical Diagnostic Systems, and approximately $0.4 million in revenue was derived from the Company's PHARMASYST products. The Company recognized PHARMASYST revenue only upon delivery of products beginning at the end of the fiscal 1996 second quarter, and consequently these products produced only minimal revenue in the 1996 third and fourth quarters.

COST OF SALES

    Cost of sales in 1996 was $0.7 million compared with $1.0 million in 1995. Labor cost in 1996 was $2.7 million compared with $1.3 million in 1995. Cost of sales in 1996 was 46% of revenues compared with 35% of revenues in 1995, due primarily to the increase of labor.

AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

    Amortization of software costs increased from $0.6 million in 1995 to $1.3 million in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses in 1996 were $5.1 million compared with $3.0 million in 1995. Selling costs in 1996 were $2.3 million compared with $1.5 million in 1995. The increased cost in 1996 compared to 1995 is related to an increase in personnel costs from $0.4 million in 1995 to $0.6 million in 1996 together with associated expenses such as travel and commissions, plus an increase in consulting expenses from $0.3 million in 1995 to $0.5 million in 1996. The increase in personnel costs in 1996 represented additional sales personnel engaged to expand selling opportunities. In addition, general and administrative personnel costs increased from $0.3 million in 1995 to $0.8 million in 1996. Professional fees increased from $0.2 million in 1995 to $0.4 million in 1996 representing, in part, expenses incurred in preparing a Registration Statement which was withdrawn. The remaining cost increases in 1996 principally represent the expansion of the infrastructure necessary to support the increased activity in PHARM2 development and sales.

INTEREST

    Interest expense in 1996 consisted of interest paid on the capitalized lease and two and one half months of interest at 9% paid on the $10.0 million convertible debenture issued in August, 1996. Total interest expense amount to $0.7 and $0.6 million in 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LOSSES

    The 1996 net loss of $8.4 million included a write-off of capitalized expenses in the sum of $2.4 million representing development of the Company's prenatal abnormality detection software, PRENVAL, and early development costs of uPACS. There were, in addition, other operating losses including interest and amortization of $2.0 million. The major portion of the operating loss, however, related to costs incurred due to the Company's continued investment in the development of markets and infrastructure for the MES business.

DISCONTINUED OPERATIONS

    Revenues for the GTD in 1996 were $13.3 million compared with $15.6 million in 1995. The reduction in revenues was due to reduced government spending on programs in which the GTD participated.

    Cost of sales for the GTD in 1996 was $10.3 million compared with $10.9 million in 1995. Overhead expenses for the two years were constant at $4.6 million per year. Cost of sales in 1996 consisted of a higher engineering content compared with a larger manufactured content in 1995.

    Selling, general and administrative expense in 1996 was $3.4 million compared with $3.3 million in 1995. Professional fees in 1996 were $0.4 million compared with $0.1 million in 1995. Personnel costs in 1996 were $1.0 million compared with $0.7 million in 1995.

    The net loss for 1996 was $0.5 million compared with earnings of $0.5 million in 1995. The 1996 net loss was principally due to reduced volume without a corresponding reduction in expense.

LIQUIDITY AND CAPITAL RESOURCES

    On May 1, 1997, the Company entered into an agreement whereby it became a minority owner of uPACS LLC, a limited liability company (the "LLC"). Under the terms of the agreement, the Company made a capital contribution to the LLC of its rights to its uPACS technology which is a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. In exchange for such capital contribution, the Company received a 9% interest in the LLC. An outside investor made an initial cash capital contribution of $2 million and later made a further cash capital contribution of $1 million in return for a 91% interest in the LLC. The Company believes that the funds available under the LLC will be sufficient to fund operations in connection with uPACS until January 1999. In connection with the formation of the LLC, the Company entered into a services and license agreement whereby the Company agreed to complete the development of the uPACS technology and undertake to market, sell and distribute systems using the uPACS technology. The LLC will pay the Company its expenses in connection with such services and the Company will pay royalties to the LLC in connection with the sale of systems using the uPACS technology. At such time as the LLC has distributed to the outside investor an aggregate amount equal to $4.5 million of its net cash flow, the Company would become a 63% owner of the LLC and the outside investor would own a 37% interest in the LLC. There can be no assurance that uPACS will be successful or that the LLC will operate profitably or that the funds under the LLC will be sufficient for the further development and marketing of uPACS. The Company cannot predict if or when uPACS sales will commence in its updated versions. The Company anticipates difficulty in achieving such sales until further product development is completed and market tested.*

    On May 30, 1997, the Company sold 55 Units ("Units") at $100,000 per Unit, for an aggregate of $5,500,000, to two accredited purchasers ("Purchasers") in a private offering (the "Offering"). Each Unit consisted of (i) an 8% convertible debenture ("Convertible Debenture") in the principal amount of $100,000 convertible into shares of the Company's Class A Common Stock, and (ii) a warrant ("Warrant")

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) to acquire 1,800 shares of Class A Common Stock. The number of shares of Class A Common Stock issuable upon conversion of the Convertible Debentures is variable. The number of shares will be calculated at the time of conversion and will be the lesser of (i) the product obtained by multiplying (x) the lesser of the average of the closing bid prices for the Class A Common Stock for the (A) five or (B) thirty consecutive trading days ending on the trading day immediately preceding the date of determination by (y) a conversion percentage equal to 95% with respect to any conversions occurring prior to February 24, 1998 and 92% with respect to any conversions occurring on or after February 24, 1998 and (ii) $13.50 with respect to any conversions occurring prior to May 30, 1998 or $14.00 with respect to any conversions occurring on or after May 30, 1998. These prices were subsequently revised to $13.05 and $13.53 pursuant to an agreement between the holders and the Company reached in consideration of the holders' willingness to grant the Company a waiver to sell the GTD. The Convertible Debentures were not convertible prior to December 16, 1997. From December 16, 1997 until February 23, 1998, one-half of the Convertible Debentures may be converted and after February 23, 1998, the Convertible Debentures are fully convertible. The Warrants may be exercised at any time through May 30, 2002 at an exercise price of $12.26 per share. The Company received net proceeds of approximately $4,950,000 from the sale of the Units after deduction of fees and expenses related to the Offering.

    In December 1997, the Company completed the sale of two installments of the sale of an aggregate of $19 million of convertible preferred stock ("Preferred Stock") and Class A Common Stock Purchase Warrants (the "Warrants"). The Preferred Stock pays a cumulative dividend of 8.0% per annum during any quarter in which the closing bid price for the Class A Common Stock is less than $8.00 for any 10 consecutive trading days. An equivalent payment is payable to any holder of Preferred Stock which is subject during any quarter to a standstill period following a Base Ten underwritten public offering or which is non-convertible because of certain limitations. Such dividends are payable only prior to conversion and are payable in cash or additional Preferred Stock at the Company's election; however, if the Company elects to pay the dividend in additional Preferred Stock, the amount of such payment will be 125% of the cash amount due. The Preferred Stock has a liquidation preference as to its principal amount and any accrued and unpaid dividends.

    The Preferred Stock is convertible at any time or from time to time into Class A Stock, at a conversion price equal to the lesser of (i) $16.25 per share; or (ii) the Weighted Average Price of the Class A Common Stock prior to the conversion date. Weighted Average Price is defined as the volume weighted average price of Class A Common Stock on NASDAQ over any two trading days in the 20 trading day period ending on the day prior to the date the holder gives notice of conversion (excluding the lowest closing bid price in that period). The holder has the right to select such two days. In no event will more than 3,040,000 shares of Class A Common Stock be issuable upon conversion of all of the Preferred Stock. Any Preferred Stock remaining outstanding because of this limitation may be redeemed at the holder's option for a subordinated 8% promissory note maturing when the Preferred Stock would have matured. The Company has the right, at any time, to redeem all or any part of the outstanding Preferred Common Stock or subordinated notes at 130% of their original purchase price. The holders of the Preferred Common Stock have the same voting rights as the holders of Class A Common Stock, calculated as if all outstanding shares of Preferred Common Stock had been converted into shares of Class A Common Stock on the record date for determination of shareholders entitled to vote on the matter presented plus the rights imposed by law with respect to a change in the terms of the Preferred Stock.

    Any shares of Preferred Stock or subordinated notes still outstanding three years after issuance must be redeemed in either cash, or at Base Ten's option, in Class A Common Stock. If the Company elects to make the redemption in Class A Common Stock, the amount of such payment will be 125% of the original purchase price.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    For each $1 million of Preferred Common Stock issued, the purchaser received five year warrants to purchase 40,000 shares of Class A Common Stock at $16.25 per share.

    So long as shares of the Preferred Common Stock remain outstanding, each holder has the right (with certain exceptions) to purchase, on five days notice, up to that portion of any future equity financing by the Company which would be sufficient to enable the holder to maintain its percentage equity interest on a fully diluted basis.

    The Company is required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission ("SEC") registering for resale the Class A Common Stock underlying the Preferred Common Stock, including any Preferred Common Stock which may be issued as a dividend, and the Warrants, which must become effective no later than March 2, 1998. In the event the Registration Statement is not declared effective by the SEC by such date, the Company will be required to pay the holders of the Preferred Stock an amount equal to 1 1/2% of the original purchase price for each month until the Registration Statement has been declared effective. The Registration Statement, which cannot be filed prior to the filing of the Company's Annual Report on Form 10K which was due on January 29, 1998, is expected to be filed with the SEC on or before February 13, 1998. There can be no assurances that the SEC will complete its review of the Registration Statement prior to March 2, 1998 or that the SEC will not have comments on the Registration Statement requiring responses from the Company which may extend the time prior to such Registration Statement declared effective. In view of the period of time between the filing of the Registration Statement and March 2, 1998 the Company may be required to pay a penalty as described above.*

    The Company believes that cash generated by operations and existing capital resources will be sufficient to fund its operations at least through the end of fiscal 1998. The Company is relying on its leading product, PHARM2-TM- to stimulate new orders. Neither the additional development of PHARM2-TM- nor the consequential generation of cash can be assured either in time or amount or that such amounts will be sufficient for the Company's needs. In the absence of such orders or the promise thereof, neither of which can be assured, as well as in connection with its expected capital needs for 1999, the Company may elect to seek additional sources of capital and may also elect to reduce the pace of its development of its products or establish other cost reduction measures, which could adversely impact the Company. In the event the Company elects to seek additional capital there can be no assurance that such funds or capital would be available.*

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Independent Auditors' Report...............................................................................          25

Consolidated Balance Sheets--October 31, 1997 and 1996.....................................................          26

Consolidated Statements of Operations--Years ended October 31, 1997, 1996 and 1995.........................          27

Consolidated Statements of Shareholders' Equity (Deficiency)--Years ended October 31, 1997, 1996 and
 1995......................................................................................................          28

Consolidated Statements of Cash Flows--Years ended October 31, 1997, 1996 and 1995.........................          29

Notes to Consolidated Financial Statements.................................................................          30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Company's executive officers is set forth in Part I, Item 1, under the caption Executive Officers," and is incorporated herein by reference. The information called for by Item 10 concerning the Company's directors will be included in the Company Proxy Statement for its 1997 Annual Meeting of Shareholders, under the caption, "Election of Directors", and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by Item 11 concerning Executive Compensation will be included in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, under the caption, "Executive Compensation", and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by item 12 concerning beneficial ownership of certain beneficial owners and management will be included in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, under the caption," Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RESTATED TRANSACTIONS

    The information called for by Item 13 concerning certain relationships and related transactions will be included in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS AND SCHEDULES:

    1. FINANCIAL STATEMENTS: The Financial Statements listed in the Index under
Item 8 are included in this Annual Report at the pages indicated.

    2. FINANCIAL STATEMENT SCHEDULES: The financial statement schedules for which provision is made in Regulation S-X have been omitted because the required information is either presented in the Financial Statements or the Notes thereto or is not applicable.

    3. EXHIBITS: See the Exhibit Index on pages 38 through 40 of this Annual Report.

    (a) REPORTS ON FORM 8-K: The Company filed a Current Report on Form 8-K on November 11, 1997, for the sale of all the assets, subject to certain liabilities, of the Company's Government Technology Division. The Company filed a Current Report on Form 8-K, on December 18, 1997, for the sale of the first installment of the sale of $19 million of Convertible Preferred Shares. The Company filed a Current Report on Form 8-K on January 9, 1998, for the completion of the sale of the Government Technology Division and for the second and final installment of the sale of $19 million of Convertible Preferred Shares. The Company filed a Current Report on Form 8-K dated January 29, 1998, filed February 2, 1998, reporting the Company's change in fiscal year.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Base Ten Systems, Inc.
Trenton, New Jersey 08619

    We have audited the consolidated balance sheets of Base Ten Systems, Inc. and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Base Ten Systems, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 6, 1998

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   OCTOBER 31,      OCTOBER 31,
                                                                                      1997             1996
                                                                                 ---------------  ---------------
CURRENT ASSETS:
  Cash.........................................................................   $   1,502,000    $   7,465,000
  Accounts receivable (including unbilled receivables of $1,444,000 in 1997 and
  $4,162,000 in 1996)..........................................................       1,808,000        7,515,000
  Inventories..................................................................         478,000        2,935,000
  Current portion of employee loan receivable..................................        --                128,000
  Net assets held for sale.....................................................       5,338,000         --
  Other current assets.........................................................         566,000          585,000
                                                                                 ---------------  ---------------
    TOTAL CURRENT ASSETS.......................................................       9,692,000       18,628,000
PROPERTY, PLANT AND EQUIPMENT..................................................       4,305,000        5,071,000
EMPLOYEE LOAN RECEIVABLE.......................................................        --                148,000
OTHER ASSETS...................................................................       7,220,000        6,550,000
                                                                                 ---------------  ---------------
                                                                                  $  21,217,000    $  30,397,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable.............................................................   $     962,000    $   1,472,000
  Accrued expenses.............................................................       6,005,000        2,994,000
  Current portion of capital lease obligation..................................          54,000           47,000
                                                                                 ---------------  ---------------
    TOTAL CURRENT LIABILITIES..................................................       7,021,000        4,513,000
                                                                                 ---------------  ---------------
LONG-TERM LIABILITIES:
  Long-term debt...............................................................      15,500,000       10,000,000
  Capital lease obligation.....................................................       3,425,000        3,478,000
  Other long-term liabilities..................................................         253,000          266,000
                                                                                 ---------------  ---------------
    TOTAL LONG-TERM LIABILITIES................................................      19,178,000       13,744,000
                                                                                 ---------------  ---------------
COMMITMENTS AND CONTINGENCIES -- (NOTE I)
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Preferred Common Stock, $1.00 par value, authorized and unissued 1,000,000
  shares.......................................................................        --               --
  Class A Common Stock, $1.00 par value, 22,000,000 shares authorized; issued
  and outstanding 7,768,952 shares in 1997 and 7,358,964 shares in 1996........       7,769,000        7,359,000
  Class B Common Stock, $1.00 par value, 2,000,000 shares authorized; issued and outstanding 445,121 shares in 1997 and 445,387 shares in 1996
  (convertible into Class A common stock on a one-for-one basis)...............         445,000          445,000
  Additional paid-in capital...................................................      29,458,000       25,086,000
  Deficit......................................................................     (42,647,000)     (20,640,000)
                                                                                 ---------------  ---------------
                                                                                     (4,975,000)      12,250,000
  Equity adjustment from foreign currency translation..........................        (150,000)        (159,000)
  Unrealized gain on securities available for sale.............................         143,000           49,000
                                                                                 ---------------  ---------------
                                                                                     (4,982,000)      12,140,000
                                                                                 ---------------  ---------------
                                                                                  $  21,217,000    $  30,397,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                See Notes to Consolidated Financial Statements.

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED OCTOBER 31,
                                                                     --------------------------------------------
                                                                          1997           1996           1995
                                                                     --------------  -------------  -------------
REVENUE
  Sales............................................................  $    2,512,000  $   1,262,000  $   2,244,000
  Other............................................................         148,000        300,000        466,000
                                                                     --------------  -------------  -------------
                                                                          2,660,000      1,562,000      2,710,000
                                                                     --------------  -------------  -------------
COSTS AND EXPENSE:
  Cost of sales....................................................       3,436,000        716,000        952,000
  Amortization of software development costs.......................       2,951,000      1,278,000        630,000
  Write-off of software development costs..........................        --            2,429,000       --
  Research and development.........................................         147,000        404,000        212,000
  Selling, general and administrative..............................      10,479,000      5,122,000      2,978,000
  Interest.........................................................       1,627,000        710,000        554,000
                                                                     --------------  -------------  -------------
                                                                         18,640,000     10,659,000      5,326,000
                                                                     --------------  -------------  -------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT..........     (15,980,000)    (9,097,000)    (2,616,000)
INCOME TAX BENEFIT.................................................        --             (684,000)      (707,000)
                                                                     --------------  -------------  -------------
NET LOSS FROM CONTINUING OPERATIONS................................     (15,980,000)    (8,413,000)    (1,909,000)
                                                                     --------------  -------------  -------------
DISCONTINUED OPERATIONS:
EARNINGS (LOSS) FROM OPERATIONS OF GOVERNMENT TECHNOLOGY DIVISION,
  NET OF INCOME TAXES (BENEFIT) OF $(363,000) IN 1996 AND $233,000
  IN 1995..........................................................      (4,854,000)      (546,000)       532,000
LOSS ON SALE.......................................................      (1,173,000)      --             --
                                                                     --------------  -------------  -------------
LOSS FROM DISCONTINUED OPERATIONS..................................      (6,027,000)      (546,000)       532,000
                                                                     --------------  -------------  -------------
NET LOSS...........................................................  $  (22,007,000) $  (8,959,000) $  (1,377,000)
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
LOSS PER SHARE:
  Continuing Operations............................................  $        (2.03) $       (1.09) $        (.28)
  Discontinued Operations..........................................            (.76)          (.07)           .08
                                                                     --------------  -------------  -------------
NET LOSS PER SHARE.................................................  $        (2.79) $       (1.16) $        (.20)
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........................       7,895,000      7,743,000      6,926,000
                                                                     --------------  -------------  -------------

                See Notes to Consolidated Financial Statements.

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                                                           EQUITY
                                                                                                         ADJUSTMENT
                                                                                                            FROM
                                          CLASS A               CLASS B         ADDITIONAL                 FOREIGN     TREASURY
                                    --------------------  --------------------   PAID-IN                  CURRENCY      COMMON
                                     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     (DEFICIT)   TRANSLATION     STOCK
                                    ---------  ---------  ---------  ---------  ----------  -----------  -----------  -----------
BALANCE:
October 31, 1994..................  5,006,562  $5,007,000   476,476  $ 476,000  $14,374,000 $(10,304,000)  $(122,000)  $  --

Conversions of Class B Common to
  Class A Common..................     20,896     21,000    (20,896)   (21,000)     --          --           --           --
Exercise of Options...............    123,131    123,000      5,000      5,000     400,000      --           --          (14,000)
Exercise of Rights................    828,542    828,000     --         --       3,444,000      --           --           --
Exercise of Warrants..............  1,248,701  1,249,000     --         --       5,690,000      --           --           --
Capital Contribution..............     --         --         --         --         502,000      --           --           --
Foreign currency translation......     --         --         --         --          --          --          (20,000)      --
Retirement of treasury stock......    (11,637)   (12,000)    (2,106)    (2,000)     --          --           --           14,000
Net Loss..........................     --         --         --         --          --       (1,377,000)     --           --
                                    ---------  ---------  ---------  ---------  ----------  -----------  -----------  -----------
BALANCE:
October 31, 1995..................  7,216,195  $7,216,000   458,474  $ 458,000  $24,410,000 $(11,681,000)  $(142,000)     --
Conversions of Class B Common to
  Class A Common..................      5,418      5,000     (5,418)    (5,000)     --          --           --           --
Exercise of Options...............    137,351    138,000     --         --         676,000      --           --           (8,000)
Foreign currency translation......     --         --         --         --          --          --          (17,000)      --
Retirement of treasury stock......     --         --         (7,669)    (8,000)     --          --           --            8,000
Unrealized gain on securities
  available for sale..............     --         --         --         --          --          --           --           --
Net Loss..........................     --         --         --         --          --       (8,959,000)     --           --
                                    ---------  ---------  ---------  ---------  ----------  -----------  -----------  -----------
BALANCE:
October 31, 1996..................  7,358,964  $7,359,000   445,387  $ 445,000  $25,086,000 $(20,640,000)  $(159,000)     --
Conversions of Class B Common to
  Class A Common..................        266     --           (266)    --          --          --           --           --
Exercise of Options...............     93,230     93,000     --         --         506,000      --           --           --
Foreign currency translation......     --         --         --         --          --          --            9,000       --
Exercise of Warrants..............    305,000    305,000     --         --       1,017,000      --           --           --
Issuance of Common Stock..........    11, 492     12,000     --         --          99,000      --           --           --
Compensation related to stock
  options and warrants............     --         --         --         --       2,750,000      --           --           --
Unrealized gain on securities
  available for sale..............     --         --         --         --          --          --           --           --
Net Loss..........................     --         --         --         --          --      (22,007,000)     --           --
                                    ---------  ---------  ---------  ---------  ----------  -----------  -----------  -----------
BALANCE:
October 31, 1997..................  7,768,952  $7,769,000   445,121  $ 445,000  $29,458,000 $(42,647,000)  $(150,000)     --
                                    ---------  ---------  ---------  ---------  ----------  -----------  -----------  -----------
                                    ---------  ---------  ---------  ---------  ----------  -----------  -----------  -----------


                                    UNREALIZED
                                      GAIN ON
                                    SECURITIES
                                     AVAILABLE
                                     FOR SALE
                                    -----------
BALANCE:
October 31, 1994..................   $  --
Conversions of Class B Common to
  Class A Common..................      --
Exercise of Options...............      --
Exercise of Rights................      --
Exercise of Warrants..............      --
Capital Contribution..............      --
Foreign currency translation......      --
Retirement of treasury stock......      --
Net Loss..........................      --
                                    -----------
BALANCE:
October 31, 1995..................      --
Conversions of Class B Common to
  Class A Common..................      --
Exercise of Options...............      --
Foreign currency translation......      --
Retirement of treasury stock......      --
Unrealized gain on securities
  available for sale..............      49,000
Net Loss..........................      --
                                    -----------
BALANCE:
October 31, 1996..................      49,000
Conversions of Class B Common to
  Class A Common..................      --
Exercise of Options...............      --
Foreign currency translation......      --
Exercise of Warrants..............      --
Issuance of Common Stock..........      --
Compensation related to stock
  options and warrants............
Unrealized gain on securities
  available for sale..............      94,000
Net Loss..........................      --
                                    -----------
BALANCE:
October 31, 1997..................   $ 143,000
                                    -----------
                                    -----------

                See Notes to Consolidated Financial Statements.

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED OCTOBER 31,
                                                                      --------------------------------------------
                                                                           1997           1996           1995
                                                                      --------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................  $  (22,007,000) $  (8,959,000) $  (1,377,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES OF CONTINUING OPERATIONS:
Depreciation and amortization.......................................       3,703,000      1,743,000      1,106,000
Write off of Software Development Costs.............................        --            2,429,000       --
Contribution to Capital.............................................        --             --              502,000
Compensation-related stock options and warrants.....................       2,750,000       --             --
Deferred gain on sale of building...................................         (19,000)       (19,000)       (17,000)
Deferred income taxes...............................................        --              (83,000)      (149,000)
Changes in operating assets and liabilities, excluding effects of discontinued business:
  Accounts receivable...............................................       2,008,000     (1,481,000)      (966,000)
  Inventories.......................................................         158,000        216,000       (740,000)
  Other current assets..............................................         147,000        150,000       (237,000)
  Accounts payable and accrued expenses.............................       3,792,000      1,766,000        162,000
  Other long-term liabilities.......................................         (13,000)       (71,000)       (58,000)
  Other assets......................................................      (3,360,000)    (4,126,000)    (3,846,000)
  Income taxes payable..............................................        --           (1,038,000)      (325,000)
                                                                      --------------  -------------  -------------
NET CASH USED IN OPERATIONS.........................................     (12,841,000)    (9,473,000)    (5,945,000)
                                                                      --------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..........................        (617,000)    (1,058,000)      (350,000)
                                                                      --------------  -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES...............................        (617,000)    (1,058,000)      (350,000)
                                                                      --------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts borrowed.......................................         (46,000)       (42,000)       (34,000)
Issuance of long-term debt..........................................       5,500,000     10,000,000       --
Proceeds from the issuance of Common Stock..........................       2,032,000        806,000     11,725,000
                                                                      --------------  -------------  -------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES.........................       7,486,000     10,764,000     11,691,000
                                                                      --------------  -------------  -------------
Effect of Exchange Rate Changes on Cash.............................           9,000         11,000        (43,000)
                                                                      --------------  -------------  -------------
NET (DECREASE)/INCREASE IN CASH.....................................      (5,963,000)       244,000      5,353,000
CASH, beginning of year.............................................       7,465,000      7,221,000      1,868,000
                                                                      --------------  -------------  -------------
CASH, end of year...................................................  $    1,502,000  $   7,465,000  $   7,221,000
                                                                      --------------  -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest..............................  $      937,000  $     485,000  $     527,000
                                                                      --------------  -------------  -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Retirement of Treasury Common Stock.................................  $     --        $       8,000  $      14,000
                                                                      --------------  -------------  -------------

                 See Notes to Consolidated Financial Statements

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

A. DESCRIPTION OF BUSINESS

    Base Ten Systems, Inc. and subsidiaries ("Base Ten" or the "Company") currently designs, develops and markets comprehensive software solutions for the pharmaceutical and medical device manufacturing industry.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. BASIS OF PRESENTATION--The consolidated financial statements include the accounts of Base Ten and its subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated. As discussed more thoroughly in Note N, the results of operations and the net assets of the Government Technology Division have been reported separately as discontinued operations for all periods presented and net assets held for sale at October 31, 1997 in the accompanying financial statements.

     2. REVENUE RECOGNITION--The Company evaluates each product and order on an individual basis to determine the proper revenue recognition method. Contracts to deliver software which require significant customization or modification for an extended period of time are accounted for under the percentage of completion method. For products or orders which are more standardized in nature, revenue is recognized on delivery. Changes in estimates are accounted for using the cumulative catch-up method and are immaterial in each period presented. On contracts where the percentage-of-completion method is used, costs and estimated earnings in excess of progress billings are presented as unbilled receivables. Unbilled costs of unit-of-delivery contracts are included in inventory. Payments received in excess of costs incurred on contracts are recorded as customers' advance payments, which are included as a reduction of inventory on the balance sheet.

     3. INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventoried costs on contracts include direct material, labor and applicable overhead. In accordance with industry practice, inventoried costs include amounts relating to contracts with a long production cycle, some of which are not expected to be realized within one year.

     4. PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are carried at cost and depreciated over estimated useful lives, principally on the straight-line method. The estimated useful lives used for the determination of depreciation and amortization are:

Leased asset--building........................................  15 years
                                                                3 to 10
Machinery and equipment.......................................  years
                                                                3 to 20
Furniture and fixtures........................................  years

     5. OTHER ASSETS--Included in other non-current assets are software development costs capitalized in accordance with Statement of Accounting Standards No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed", pursuant to which the Company capitalizes certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred. The Company performs quarterly reviews of the recoverability of its capitalized software costs and other long lived assets based on anticipated revenues and cash flows from sales of these products. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life of four years.

    In the second quarter of fiscal 1996 the Company conducted its regular quarterly review of the recoverability of its capitalized software costs and determined that neither PRENVAL nor uPACS would achieve sufficient revenues in future periods to justify retention of the related capitalized costs. Accordingly the Company wrote off $2.4 million balance of such capitalized costs. With respect to PRENVAL, it became apparent to the Company in late February 1996, after a discussion with the licensee, that market acceptance of the product was less than anticipated. Thereafter, in May 1996, the Company determined that the licensee had no current plans to market the product in the U.S. as was originally anticipated by the Company and that, as a result, sales would not exceed the amount necessary to generate royalties in excess of the minimum provided under the license. Effective as of the end of the second quarter of fiscal 1996, management resolved to suspend further development of PRENVAL. However, the Company will provide marketing support for the remainder of the license term. With respect to uPACS, the Company has implemented sales efforts in late 1995 and displayed the product at certain trade shows in Europe. In December 1995, sales were anticipated for early 1996. However, by early April 1996 it became clear that the anticipated sales would not materialize. The Company concluded that the product, as it then existed, would not generate sufficient sales to recover the capitalized costs, and that only a new product with networking, communications and off-line measurement capabilities would be capable of producing acceptable sales volume.

     6. CASH AND CASH EQUIVALENTS--The Company considers all investments with a maturity of three months or less at date of acquisition to be cash equivalents.

     7. RECENTLY ISSUED ACCOUNTING STANDARDS--The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). The Company is required to adopt FAS 128 for both interim and annual periods ending after December 15, 1997. FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. The Company believes that the adoption of FAS 128 will not have an effect on the Company's earnings per share calculations.

     8. NET LOSS PER SHARE--Earnings per share for fiscal years ended on October 31, 1997, 1996 and 1995 were calculated using the number of weighted average common shares outstanding. Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the years ended October 31, 1997, 1996 and 1995 and, therefore, were not included in the calculation of weighted average shares.

     9. USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

    10. FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair market value of certain financial instruments, including cash, accounts receivable, accounts payable, and other accrued liabilities, approximates the amount recorded in the balance sheet because of the relatively current maturities of these financial instruments. The fair market value of long term debt at October 31, 1997 and October 31, 1996 approximates the amounts recorded in the balance sheet based on information available to the Company with respect to interest rates and terms for similar financial instruments.

    11. FOREIGN CURRENCY TRANSLATION--The accounts of the consolidated foreign subsidiaries are translated into United States dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." Transaction gains and losses are immaterial.

    12. INCOME TAXES--Deferred income taxes are determined based on the tax effect of the differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are classified as either current or noncurrent based generally on the classification of the related asset or liability.

    13. INVESTMENTS--The Company accounts for its investments using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"). This standard requires that certain debt and equity securities to be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short- term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders' equity.

    Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At October 31, 1997 and 1996, all securities covered by FAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at October 31, 1997 and 1996, consisted of common stock with a cost basis of $150,000. Differences between cost and market of $143,000 and $49,000 were included as a separate component of shareholder's equity, "unrealized gain on securities available for sale", as of October 31, 1997 and 1996, respectively.

    14. RECLASSIFICATIONS--Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

C. INVENTORIES

                                                                            OCTOBER 31,
                                                                      ------------------------
                                                                         1997         1996
                                                                      ----------  ------------
Raw materials.......................................................  $   32,000  $  1,232,000
Work in progress....................................................     252,000     1,383,000
Finished goods......................................................     201,000       369,000
                                                                      ----------  ------------
                                                                         485,000     2,984,000
Less: Advance payments..............................................       7,000        49,000
                                                                      ----------  ------------
                                                                      $  478,000  $  2,935,000
                                                                      ----------  ------------
                                                                      ----------  ------------

D. PROPERTY, PLANT AND EQUIPMENT

                                                                           OCTOBER 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Leasehold improvement.............................................  $    149,000  $     85,000
Machinery and equipment...........................................     3,656,000     9,668,000
Furniture and fixtures............................................       362,000       705,000
Leased asset--land and building...................................     3,600,000     3,600,000
                                                                    ------------  ------------
                                                                       7,767,000    14,058,000
Less: Accumulated depreciation....................................     3,462,000     8,987,000
                                                                    ------------  ------------
                                                                    $  4,305,000  $  5,071,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    Maintenance and repairs charged to costs and expenses amounted to $131,000, $258,000, and $240,000 in fiscal 1997, 1996 and 1995, respectively.

E. OTHER ASSETS

                                                                           OCTOBER 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Patents...........................................................  $    404,000  $    362,000
Capitalized software costs........................................     4,815,000     4,255,000
Unamortized bond issue costs......................................       493,000       579,000
Deposit-long term capital lease...................................       550,000       550,000
Long-term receivable..............................................       403,000       770,000
Other.............................................................       555,000        34,000
                                                                    ------------  ------------
                                                                    $  7,220,000  $  6,550,000
                                                                    ------------  ------------
                                                                    ------------  ------------

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

F. INCOME TAXES

    The provision (benefit) for income taxes includes the following:

                                                                                   YEAR ENDED OCTOBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  -------------  -----------
Current:
  Federal...............................................................  $    --       $    (882,000) $  (325,000)
  State.................................................................       --            (165,000)     --
  Foreign...............................................................       --            --            --
                                                                          ------------  -------------  -----------
Total Current...........................................................  $    --       $  (1,047,000) $  (325,000)
                                                                          ------------  -------------  -----------
Deferred:
  Federal...............................................................  $  6,373,000  $    --        $  (124,000)
  State.................................................................       972,000       --            (25,000)
  Foreign...............................................................       --            --            --
                                                                          ------------  -------------  -----------
Total Deferred..........................................................     7,345,000       --           (149,000)
                                                                          ------------  -------------  -----------
Valuation Allowance.....................................................    (7,345,000)      --            --
                                                                          ------------  -------------  -----------
Net.....................................................................  $    --       $  (1,047,000) $  (474,000)
                                                                          ------------  -------------  -----------
                                                                          ------------  -------------  -----------

    The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below:

                                                                                   YEAR ENDED OCTOBER 31,
                                                                           ---------------------------------------
                                                                              1997          1996          1995
                                                                           -----------  -------------  -----------
Continuing...............................................................  $   --       $    (684,000) $  (707,000)
Discontinued.............................................................      --            (363,000)     233,000
                                                                           -----------  -------------  -----------
Total....................................................................  $   --       $  (1,047,000) $  (474,000)
                                                                           -----------  -------------  -----------
                                                                           -----------  -------------  -----------

    A reconciliation of the Company's effective rate to the U.S. statutory rate is as follows:

                                                                                  PERCENTAGE OF PRE-TAX EARNINGS
                                                                               -------------------------------------
                                                                                      YEAR ENDED OCTOBER 31,
                                                                               -------------------------------------
                                                                                  1997         1996         1995
                                                                               -----------  -----------  -----------
Federal tax (benefit)/provisions at applicable statutory rates...............      (35.0)%      (34.0)%      (34.0)%
Increases (decreases) in income taxes resulting from:
  State tax benefit, net of Federal tax effect...............................      --            (6.0)        (4.0)
  Net changes in current and deferred valuation allowances...................        35.0         31.5          6.9
  Other, net.................................................................      --            (2.9)        (4.0)
                                                                               -----------  -----------  -----------
                                                                                   --           (11.4)%      (35.1)%
                                                                               -----------  -----------  -----------
                                                                               -----------  -----------  -----------

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

F. INCOME TAXES (CONTINUED)
    The components of the deferred tax assets and liabilities are as follows:

                                                                 OCTOBER 31,     OCTOBER 31,
                                                                     1997           1996
                                                                --------------  -------------
CURRENT
  Vacation....................................................  $      136,000   $    98,000
  Other.......................................................          16,000            --
                                                                --------------  -------------
Total current assets..........................................         152,000        98,000
                                                                --------------  -------------
NONCURRENT
  Deferred gain on sale leaseback.............................  $       90,000   $    99,000
  Compensation................................................       1,100,000            --
  Depreciation................................................          86,000      (279,000)
  Net operating loss carryforward.............................       9,560,000     3,666,000
  Research and development and investment tax credit
    carryforward..............................................         519,000       578,000
                                                                --------------  -------------
Total non-current assets......................................      11,355,000     4,064,000
                                                                --------------  -------------
  Valuation allowance.........................................     (11,507,000)   (4,162,000)
                                                                --------------  -------------
Net deferred tax assets.......................................  $     --         $   --
                                                                --------------  -------------
                                                                --------------  -------------

    The research and development and investment tax credits and the net operating loss carry forward are available to offset future taxable earnings of the Company. Statement of Financial Accounting Standards No. 109 ("Acounting for Income Taxes"). requires that a valuation allowance be created and offset against the deferred tax assets if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred asset will not be realized. The valuation allowance will be adjusted when the credits are realized or when, in the opinion of management, sufficient additional positive evidence exists regarding the likelihood of their realization. The reductions, if any, will be reflected as a component of income tax expense.

    The components of loss before income taxes were as follows:

                                                                               YEAR ENDED OCTOBER 31,
                                                                    ---------------------------------------------
                                                                         1997            1996           1995
                                                                    --------------  --------------  -------------
Domestic..........................................................  $  (20,632,000) $   (9,040,000) $  (1,845,000)
Foreign...........................................................      (1,375,000)       (966,000)        (6,000)
                                                                    --------------  --------------  -------------
                                                                    $  (22,007,000) ($  10,006,000) $  (1,851,000)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

G. ACCRUED EXPENSES

                                                                      YEAR ENDED OCTOBER 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Wages & benefits..................................................  $  2,283,000  $  1,043,000
Discontinued operations...........................................     1,480,000       --
Contract loss accruals............................................     1,151,000       656,000
Advance payments..................................................       352,000       707,000
Other.............................................................       739,000       588,000
                                                                    ------------  ------------
                                                                    $  6,005,000  $  2,994,000
                                                                    ------------  ------------
                                                                    ------------  ------------

H. GEOGRAPHIC INFORMATION

    The following tabulation details the Company's operations in different geographic areas for the years ended October 31, 1995, 1996 and 1997.

                                                     UNITED STATES      EUROPE      ELIMINATIONS    CONSOLIDATED
                                                     --------------  -------------  -------------  --------------
YEAR ENDED OCTOBER 31, 1995:
Revenues from unaffiliated sources.................  $    2,328,000  $     382,000  $    --        $    2,710,000
                                                     --------------  -------------  -------------  --------------
Operating loss.....................................  $   (2,056,000) $      (6,000) $    --        $   (2,062,000)
                                                     --------------  -------------  -------------  --------------
Identifiable assets at October 31, 1995............  $   28,063,000  $     960,000  $  (1,018,000) $   28,005,000
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------
YEAR ENDED OCTOBER 31, 1996:
Revenues from unaffiliated sources.................  $    1,511,000  $      51,000  $    --        $    1,562,000
                                                     --------------  -------------  -------------  --------------
Operating loss.....................................  $   (7,421,000) $    (966,000) $    --        $   (8,387,000)
                                                     --------------  -------------  -------------  --------------
Identifiable assets at October 31, 1996............  $   32,739,000  $   1,039,000  $  (3,381,000) $   30,397,000
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------
YEAR ENDED OCTOBER 31, 1997:
Revenues from unaffiliated sources.................  $    2,658,000  $       2,000  $    --        $    2,660,000
                                                     --------------  -------------  -------------  --------------
Operating loss.....................................  $  (12,978,000) $  (1,375,000) $    --        $  (14,353,000)
                                                     --------------  -------------  -------------  --------------
Identifiable assets at October 31, 1997............  $   24,979,000  $   1,205,000  $  (4,967,000) $   21,217,000
                                                     --------------  -------------  -------------  --------------
                                                     --------------  -------------  -------------  --------------

    In 1997, three customers accounted for sales amounting to $1,221,000. In 1996 and 1995, one customer accounted for sales of $883,000 and $1,783,000, respectively.

I. COMMITMENTS AND CONTINGENCIES

    CHANGE IN CONTROL

    At October 31, 1997, the Company had agreements with two of its executive officers providing severance payments if the executive's employment is terminated within three years after a change in control of the Company (i) by the Company for reasons other than death, disability, or cause or (ii) by the executive for good reason. The amount of the severance payment is 2.99 times total average compensation and cost of employee benefits for each of the five years prior to the change in control, subject to the

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

I. COMMITMENTS AND CONTINGENCIES (CONTINUED) amount deductible by the Company under the Internal Revenue Code. One of these agreements was canceled subsequent to October 31, 1997. In addition, subsequent to year end, the Company entered into an agreement with one additional executive providing for similar benefits.

    EMPLOYMENT AGREEMENTS

    On October 31, 1997, the Company had employment agreements with five executives. One of these agreements was canceled concurrent with the sale of the Government Technology Division subsequent to October 31, 1997 and one was cancelled pursuant to a subsequent resignation. In addition, the Company entered into similar agreements with three additional executives with aggregate amount of benefits amounting to $560,000. The agreements provide for up to one year of compensation in the aggregate of $555,000 plus normal benefits and any amounts due under incentive compensation plans in the event the employee is terminated without cause.

    CONSULTING AGREEMENTS

    The Company has a consulting agreement providing one of its directors cash compensation in the amount of $257,500 plus expenses in fiscal 1998. This agreement expires in 2000. In addition, this director has an agreement providing for success fees on any acquisition or equity offering introduced by him during the term of his agreement subject to prior approval by the Board of Directors. The maximum success fees payable in any one 18 month period are $200,000. In addition, the consultant can receive warrants, subject to prior approval of the Board of Directors and subsequent shareholder approval, on each fundraising activity amounting to one warrant for each $200 raised. Subsequent to the year end, the Company entered into consulting agreements with two former officers and directors which provide for cash compensation totaling $325,000. In addition, these officers and directors also received a total payment amounting to $375,000 as a bonus for services rendered prior to October 31, 1997.

    LEASES. The Company entered into a sale and leaseback arrangement on October 28, 1994. Under the arrangement, the Company sold its main building in Trenton, New Jersey and agreed to lease it back for a period of 15 years under terms that qualify the arrangement as a capital lease. The buyer/lessor of the building was a partnership. Two of the partners are former officers and directors of the Company. In addition, a non-interest bearing security deposit of $550,000 was paid at closing and is included in other non-current assets on the balance sheet. Interest is calculated under the effective interest method and depreciation is taken using the straight line method over the term of the lease. Subsequent to October 31, 1997, the Company sub-leased a portion of the building in connection with the sale of the Government

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

I. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Technology Division. The Company's future minimum gross lease payments related to the sale-leaseback arrangement in effect at October 31, 1997 are as follows:

FISCAL
-------------------------------------------------------------------------------
1998...........................................................................  $     560,000
1999...........................................................................        615,000
2000...........................................................................        615,000
2001...........................................................................        615,000
2002...........................................................................        615,000
2003 and thereafter............................................................      4,065,000
                                                                                 -------------
                                                                                     7,085,000
Less interest portion..........................................................     (3,606,000)
                                                                                 -------------
Present value of net minimum payments..........................................  $   3,479,000
                                                                                 -------------
                                                                                 -------------

    LEGAL PROCEEDINGS

    The Company is involved from time to time in various claims and proceedings including employee claims in the normal course of business none of which, singly or in the aggregate, in the opinion of management, will have a material adverse effect on the consolidated financial position of the Company.

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

J. LONG TERM DEBT

    In August 1996 the Company sold in a private offering, $10.0 million 9.0% Convertible Subordinate Debentures due August 31, 2003. Under the terms of the debentures the holder can convert the debentures into the Company's Class A Common Stock at $12.50 per share, 125% of the closing price on August 9, 1996. The Company has the right to call the debentures after February 28, 1998 if the Company's Class A Common Stock price trades at certain levels between 150% -175% of the closing price or $15-$17.50 per share. The Company's financing costs relating to this debenture amounting to approximately $0.6 million are being amortized over the life of the indebtedness.

    On May 30, 1997, the Company sold 55 Units ("Units") at $100,000 per Unit, for an aggregate of $5,500,000, to two accredited purchasers ("Purchasers") in a private offering (the "Offering"). Each Unit consisted of (i) an 8% convertible debenture ("Convertible Debenture") in the principal amount of $100,000 convertible into shares of the Company's Class A Common Stock and (ii) a warrant ("Warrant") to acquire 1,800 shares of Class A Common Stock. The number of shares of Class A Common Stock issuable upon conversion of the Convertible Debentures is variable. The number of shares will be calculated at the time of conversion and will be the lesser of (i) the product obtained by multiplying (x) the lesser of the average of the closing bid prices for the Class A Common Stock for the (A) five or (B) thirty consecutive trading days ending on the trading day immediately preceding the date of determination by (y) a conversion percentage equal to 95% with respect to any conversions occurring prior to February 24, 1998 and 92% with respect to any conversions occurring on or after February 24, 1998 and (ii) $13.50 with respect to any conversions occurring prior to May 30, 1998 or $14.00 with respect to any conversions occurring on or after May 30, 1998. These prices were subsequently revised to $13.05 and $13.53 pursuant to an agreement between the holders and the Company in consideration of the holders' willingness to grant the Company a waiver to sell the GTD. The Convertible Debentures are not convertible prior to December 16, 1997. From December 16, 1997 until February 23, 1998 one-half of the Convertible Debentures may be converted and after February 23, 1998, the Convertible Debentures are fully convertible. The Warrants may be exercised at any time through May 30, 2002 at an exercise price of $12.26 per share. The Company received net proceeds of approximately $4,950,000 from the sale of the Units after deduction of fees and expenses related to the Offering.

    The Company obtained waivers from its lenders so as not to be in default with such loan agreements with respect to the sale of the GTD.

K. OTHER ARRANGEMENTS

    On May 1, 1997 the Company entered into an agreement whereby it became a minority owner of uPACS-TM- LLC, a limited liability company (the "LLC"). Under the terms of the agreement the Company made a capital contribution to the LLC of its rights to its uPACS-TM- technology which is a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. In exchange for such capital contribution, the Company received a 9% interest in the LLC. An outside investor made an initial capital contribution of $2 million and later made a further capital contribution of $1 million in return for a 91% interest in the LLC. The Company believes that the funds available under the LLC will be sufficient to fund operations in connection with uPACS-TM- until January 1999. In connection with the formation of the LLC the Company entered into a services and license agreement whereby the Company agreed to complete the development of the uPACS-TM- technology and undertake to market, sell, and distribute systems using the uPACS technology. The LLC will pay the Company its expenses in

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

K. OTHER ARRANGEMENTS (CONTINUED)
connection with such services and the Company will pay royalties to the LLC in connection with the sale of systems using the uPACS-TM-technology. At such time as the LLC has distributed to the outside investor an aggregate amount equal to $4.5 million of its net cash flow the Company would become a 63% owner of the LLC and the outside investor would own a 37% interest in the LLC. There can be no assurance that uPACS-TM- will be successful or that the LLC will operate profitably or that the funds under the LLC will be sufficient for the further development and marketing of uPACS-TM-. The Company cannot predict if or when uPACS sales will commence in its updated versions. The Company anticipates difficulty in achieving such sales until further product development is completed and market tested.

L. STOCK OPTION PLANS, WARRANTS AND RIGHTS

    The Company's 1990 Incentive Stock Option Plan reserves 484,000 shares of either Class A or Class B Common Stock for purchase upon the exercise of options that may not be granted at less than the fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no further shares available for option under this plan.

    The Company's 1992 Stock Option Plan reserves 700,000 shares of Class A Common Stock for purchase upon the exercise of options that may not be granted at less than fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no further shares available for option under this plan.

    The Company's discretionary deferred compensation plan reserves 1,150,000 shares of Class A Common Stock for issuance upon the exercise of options. Approximately 6,000 options remain available for grant under this plan. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years.

    The Company's 1995 Incentive Stock Option Plan reserves 750,000 shares of Class A Common Stock for issuance upon the exercise of options. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years. There are no options available for grant under this plan.

    The Company's Base Ten Stock Option plan reserves 80,000 shares of Class A Common Stock for purchase upon the exercise of options that may not be granted at less than fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no options available for grant under this plan.

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

L. STOCK OPTION PLANS, WARRANTS AND RIGHTS (CONTINUED)
    Information with respect to the aforementioned stock option plans is summarized as follows:

                                                     CLASS A                     CLASS B
                                            -------------------------  ----------------------------
                                                         WEIGHTED--
                                                           AVERAGE                    WEIGHTED--       TOTAL
                                            NUMBER OF     EXERCISE      NUMBER OF       AVERAGE      NUMBER OF
                                              SHARES        PRICE        SHARES     EXERCISE PRICE     SHARES
                                            ----------  -------------  -----------  ---------------  ----------
Outstanding at October 31, 1994...........     868,308    $    6.56         9,946      $    3.00        878,254
Granted...................................     528,000        10.32        --                           528,000
Exercised.................................    (104,431)        4.51        (5,000)          3.00       (109,431)
Canceled..................................     (26,483)        8.92        --                           (26,483)
                                            ----------                 -----------                   ----------
Outstanding at October 31, 1995...........   1,265,394         7.82         4,946           3.00      1,270,340
Granted...................................     307,700        10.79        --                           307,700
Exercised.................................    (103,351)        7.06        --                          (103,351)
Canceled..................................      (3,850)       11.15        --                            (3,850)
                                            ----------                 -----------                   ----------
Outstanding at October 31, 1996...........   1,465,893         8.85         4,946           3.00      1,470,839
Granted...................................     574,650        11.33        --                           574,650
Exercised.................................     (78,130)        6.81        --                           (78,130)
Canceled..................................     (57,750)        9.73        --                           (57,750)
                                            ----------                 -----------                   ----------
Outstanding at October 31, 1997...........   1,904,663         9.66         4,946           3.00      1,909,609
                                            ----------       ------    -----------         -----     ----------
Exercisable at October 31, 1997...........   1,497,089    $    9.30         4,946      $    3.00      1,502,035
                                            ----------       ------    -----------         -----     ----------

    At October 31, 1997, the Company has outstanding 1,007,600 warrants and 481,000 options to consultants and three non-management directors at prices ranging from $3.00 to $18.00, expiring from 1998 to 2004. None of these warrants or options have expired to date. Included in the above are 125,000 warrants issued to a consultant for services related to the promotion and selling of the Company's Stock at an exercise price which was less than the fair market value of the Common Stock at the date of grant. The remaining options and warrants were issued at fair market value at the date of grant.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") for its stock options plans for employees. Had compensation cost for this plan been determined under FAS 123, the Company's net loss would have been increased to $24,898,000 and $10,972,000 with a net loss per common share of $3.22 and $1.39 in 1997 and 1996 respectively. For the purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used; expected volatility of between 43-50 percent; weighted average risk free interest rate of between 6.09-6.35 percent; and weighted average expected lives of 1.5 years. All options granted to date under the stock option plan have an exercise price equal to the market price of the Company's stock on the grant date.

    In addition, the Company has recorded a charge to earnings amounting to $2,750,000 representing the value of the options and warrants issued to consultants. This charge has been computed using the Black-Scholes option pricing model.

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

M. EMPLOYEE BENEFIT PLAN

    In 1986, the Company adopted a 401(k) plan. In November, 1995, the plan was amended to allow for a 1% base annual salary Company matching contribution for each eligible employee. The Company's contribution was $34,000, $26,000 and $0 in 1997, 1996 and 1995, respectively. The plan allows all eligible employees to defer up to 17% of their pre-tax income through contributions to the plan.

N. DISCONTINUED OPERATIONS

    On October 27, 1997 the Company entered into an agreement to sell its Government Technology Division (GTD) to Strategic Technology Systems, Inc.
(STS). Accordingly, the operating results of the Government Technology Division have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations for all periods presented.

    Results of operations of the GTD are as follows:

                                                             YEAR ENDED OCTOBER 31,
                                                   ------------------------------------------
                                                       1997          1996           1995
                                                   ------------  -------------  -------------
Net revenues.....................................  $  9,981,000  $  13,329,000  $  15,597,000
Cost and expenses................................    14,835,000     14,238,000     14,832,000

    The net loss on disposal of $1,173,000 includes a provision for estimated losses of the Government Technology Division of $1,068,000 through the date of sale.

    The net assets of the GTD have been included in the consolidated balance sheet as of October 31, 1997 under "Net Assets Held For Sale." The composition of such net assets as of that date is as follows:

                                                          NET ASSETS OF THE GTD AS OF OCTOBER
                                                                          31,
                                                          ------------------------------------
                                                                          1997
                                                          ------------------------------------
Current assets..........................................              $  6,105,000
Property and equipment-net..............................                   631,000
Current liabilities.....................................                 1,398,000

    In consideration for the value of the net assets sold, the Company will receive $3,500,000 in cash, and an unsecured promissory note in a principal amount equal to the difference between the amount of the net assets of GTD as of the closing date plus $400,000, and $3,500,000. The note has a five year term bearing interest at a rate of 7.5% per annum. Principal payments under the note will amortize over a three year period beginning on the second anniversary of the closing which was December 31, 1997. The term of the note also provide for accelerated payments of principal and interest pending the occurrence of certain events.

    In addition, the Company will receive a $400,000 contingent payment provided STS is in receipt of a certain order from one of its customers. The amount will be payable $100,000 per fiscal quarter beginning three months after STS receives the initial order under such agreement.

    The Company will also receive a warrant from STS exercisable for that number of shares of the voting common stock as equals 5% of issued and outstanding shares of common stock and common stock equivalents immediately following and giving effect to any initial underwritten public offering by STS, with

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

N. DISCONTINUED OPERATIONS (CONTINUED)
respect to which there can be no assurance. In the event that STS is sold, merged or liquidated prior to its initial underwritten public offering, the Company will receive 15% of the gross proceeds of such transaction that are in excess of $7 million, and the warrant described above will be canceled.

    The Company has subleased to STS approximately 30,000 square feet plus allowed the use of 10,000 square feet of common areas for a period of five years at an annual rental of $240,000 for the first three years and $264,000 per year for the last two years of the sublease.

O. SUBSEQUENT EVENT

    On December 31, 1997 at a special meeting of shareholders three proposals were approved. The first proposal was the sale of the Government Technology Division discussed more fully in Note N.

    The second proposal was the second installment of a sale of $19 million of convertible preferred stock ("Preferred Stock") and Class A Stock purchase warrants (the "Warrants"). A total of $9.375 million of Preferred Stock and Warrants were sold and issued as of December 5, 1997 to several institutional investors. The additional $9.675 million of Preferred Stock and Warrants were sold and issued once approval of the shareholders was obtained.

    The Preferred Stock has a term of three years and pays a cumulative dividend of 8.0% per annum during any quarter in which the closing bid price for the Class A Stock is less than $8.00 for any ten consecutive trading days. An equivalent payment is payable to any holder of Preferred Stock which is subject during any quarter to a standstill period following a Company underwritten public offering or which is non-convertible because of the limitations described below. Such dividends and payments are payable only prior to conversion and payable in cash or additional Preferred Stock at Base Ten's option; however, if the Company elects to pay the dividend in Preferred Stock, the amount of such payment will be 125% of the cash amount.

    The Preferred Stock has a liquidation preference as to its principle amount and any accrued and unpaid dividends.

    The Preferred Stock is convertible at any time or from time to time into Class A Stock, at a conversion price equal to the lesser of (i) $16.25 per share or (ii) the Weighted Average Price (as defined) of the Class A Stock prior to the conversion date. In any event, no more than 3,040,000 shares of Class A Stock shall be issued upon conversion of all of the Preferred Stock. Any Preferred Stock remaining outstanding because of this limitation may be redeemed at the holder's option for a subordinated 8% promissory note maturing when the Preferred would have matured. The Company has the right, at any time, to redeem all or any part of the outstanding Preferred Stock or subordinated notes at 130% of their original purchase price.

    Any shares of Preferred Stock or subordinated notes still outstanding three years after issuance must be redeemed in either cash, or at the Company's option, in Class A Stock. If the Company elects to make the redemption in Class A Stock, the amount of such payment will be 125% of the original purchase price.

    The holders of the Preferred Stock have the same voting rights as the holders of Class A Stock, calculated as if all outstanding shares of Preferred Stock had been converted into shares of Class A Stock on the record date for determination of shareholders entitled to vote on the matter presented.

                    BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

O. SUBSEQUENT EVENT (CONTINUED)
    For each $1 million of Preferred Stock purchased, purchasers received five-year warrants to purchase 40,000 shares of Class A Stock exercisable at $16.25 per share. If exercised these would represent an additional 760,000 shares or a total of 3,800,000 shares resulting from this sale subject to adjustment in certain circumstances.

    The Company is required to file a registration statement ("Registration Statement") with the Securities and Exchange Commission ("SEC") registering for resale the Class A Stock underlying the Preferred Stock, including any Preferred Stock which may be issued as a dividend, and the Warrants, which must be effective no later than March 2, 1998. In the event the Registration Statement is not declared effective by the SEC by such date, the Company will be required to pay the holders of the Preferred an amount equal to 11/2% of the original purchase price for each month until the Registration Statement has been declared effective. The holders have agreed, if requested by a managing underwriter, to a maximum 90-day standstill period following any underwritten Company public offering, but not in excess of two such standstills (or more than 90 days) in any 18-month period. In the event a standstill period is effective, the maturity date of the Preferred Stock would be extended by the duration of the standstill period.

    The third proposal related to amendments to four of the Company's stock option plans to extend the period of time within which certain options may be exercised following termination of employment. Approval and adoption of the amendment resulted in a new measurement date for the options and the Company will, therefore, recognize a charge to earnings in the first accounting period subsequent to year end.

    On January 29, 1998 the Board of Directors approved a change of its fiscal reporting period to a year end of December 31 from the current year end of October 31.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of February, 1998.

                             BASE TEN SYSTEMS, INC.

By:          /s/ THOMAS E. GARDNER     By:          /s/ WILLIAM F. HACKETT    By:          /s/ WILLIAM F. HACKETT
           -------------------------              -------------------------              -------------------------
               Thomas E. Gardner                      William F. Hackett                     William F. Hackett
            Chief Executive Officer                Chief Financial Officer                  Principal Accounting
                                                                                                  Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                                          TITLE                    DATE
                                --------------------------  -------------------

Alexander M. Adelson                    Directors            February 11, 1998
David C. Batten
Thomas E. Gardner
Alan S. Poole
William Sword

                 /s/ WILLIAM F. HACKETT
       ------------------------------------------
  By:   William F. Hackett, AS ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                      EXHIBIT                                       PAGE
----------------------------------------------------------------------------------------  ----

 2. (a) Asset Purchase Agreement between Registrant and Strategic Technology Systems,     *(A)
        Inc. dated October 27, 1997, (incorporated by reference to Exhibit 2.1 of
        Registrant's Current Report on Form 8-K (File No. 0-7100) dated November 17,
        1997).

 3. (a) Restated Certificate of Incorporation, as amended, of Registrant (incorporated       *
        by reference to Exhibit 4(a) to Amendment No. 1 to Registrant's Registration
        Statement on Form S-8 (File No. 2-84451) filed on July 31, 1990).

    (b) Certificate of Amendment of the Restated Certificate of Incorporation dated          *
        September 1, 1992 (incorporated by reference to Exhibit 4(b)(2) to Amendment No.
        3 to Registrant's Registration Statement on Form S-1 (File No. 33-48404) filed on September 3, 1992).

    (c) Amended By-Laws of the Registrant (incorporated by reference to Exhibit 4(d)(2)      *
        to Registrant's Registration Statement on Form S-8 (File No. 33-60454) filed on
        April 1, 1993).

    (d) Certificate of Amendment of Restated Certificate of Incorporation filed December     *
        2, 1997, (incorporated by reference to Exhibit 99.3 of Registrant's Current
        Report on Form 8-K (File No. 0-7100) dated October 27, 1997).

    (e) Amended By-laws of Registrant dated October 13, 1997.

 4. (a) Purchase Agreement filed as of August 8, 1996 between the Registrant and Jessee      *
        L. Upchurch (incorporated by reference to Exhibit 4 (a) to Registrant's Current
        Report on Form 8-K (File No. 0-7100) dated August 12, 1996).

10. (a) 1980 Deferred Compensation Agreement between the Registrant and certain           *(A)
        executive officers (incorporated by reference to Exhibit 10.3 to Registrant's
        Registration Statement on Form S-1 File No. 2-70259 filed on December 16, 1980).

    (b) 1981 Incentive Stock Option Plan of Registrant, as amended and restated on        *(A)
        January 12, 1990 (incorporated by reference to Exhibit 4(c) to Amendment No. 1 to Registrant's Registration Statement on Form S-8 (File No. 2-84451) filed on
        July 31, 1990).

    (c) 1992 Stock Option Plan of Registrant (incorporated by reference to Exhibit        *(A)
        10(ai) to Amendment No. 3 to Registrant's Registration Statement on Form S-1
        (File No. 33-48404) filed on September 3, 1992).

    (d) Change in Control Agreement dated October 23, 1991 between Registrant and Myles   *(A)
        M. Kranzler (incorporated by reference to Exhibit 10(e) to Registrant's Annual
        Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31,
        1991).

    (e) Change in Control Agreement dated October 23, 1991 between Registrant and James   *(A)
        A. Eby (incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1991).

    (f) Change in Control Agreement dated October 23, 1991 between Registrant and Edward  *(A)
        J. Klinsport (incorporated by reference to Exhibit 10(f) to Registrant's Annual
        Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31,
        1991).

    (g) Employment Agreement dated as of March 26, 1992 between the Registrant and Myles  *(A)
        M. Kranzler (incorporated by reference to Exhibit 28(b) to Registrant's Current
        Report on Form 8-K (File No. 0-7100) filed on April 10, 1992).

    (h) Employment Agreement dated as of March 26, 1992 between the Registrant and James     *
        A. Eby (incorporated by reference to Exhibit 28(c) to Registrant's Current         (A)
        Report on Form 8-K (File No. 0-7100) filed on April 10, 1992).

EXHIBIT
NUMBER                                      EXHIBIT                                       PAGE
----------------------------------------------------------------------------------------  ----
    (i) Employment Agreement dated as of March 26, 1992 between the Registrant and        *(A)
        Edward J. Klinsport (incorporated by reference to Exhibit 28(d) to Registrant's
        Current Report on Form 8-K (File No. 0-7100) filed on April 10, 1992).

    (j) Employment Agreement dated as of March 26, 1992 between the Registrant and Alan   *(A)
        J. Eisenberg (incorporated by reference to Exhibit 28(e) to Registrant's Current
        Report on Form 8-K (File No. 0-7100) filed on April 10, 1992).

    (k) Amended Agreement dated July 28, 1992 between the Registrant and Alexander        *(A)
        Adelson (incorporated by reference to Exhibit 10(ar) to the Registrant's
        Registration Statement on Amendment No. 3. to Form S-2 on Form S-1 (Registration
        No. 33-48404) filed on September 3, 1992).

    (l) Modification of Amended Agreement dated January 11, 1993 between the Registrant   *(A)
        and Alexander M. Adelson.

    (m) Amended Modification of Amended Agreement dated January 28, 1994 between the      *(A)
        Registrant and Alexander M. Adelson.

    (n) Amended Consulting Agreement made as of February 24, 1992 between the Registrant  *(A)
        and Bruce D. Cowen (incorporated by reference to Exhibit 10(as) to the
        Registrant's Registration Statement on Amendment No. 3. to Form S-2 on Form S-1
        (Registration No. 33-48404) filed on September 3, 1992).

    (o) Modification of Amendment Agreement dated January 11, 1993 between the            *(A)
        Registrant and Bruce D. Cowen.

    (p) Consulting Agreement dated March 1, 1994 between the Registrant and Bruce D.      *(A)
        Cowen.

    (q) Option Agreement dated as of November 9, 1992 between the Registrant and Donald      *
        M. Daniels (incorporated by reference to Exhibit 10(as) to the Registrant's
        Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October
        31, 1992).

    (r) Option Agreement dated as of June 5, 1992 between the Registrant and Strategic       *
        Growth International, Inc. (incorporated by reference to Exhibit 10(at) to the
        Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1992).

    (s) Acquisition Agreement dated October 28, 1994 between the Registrant and CKR          *
        Partners, L.L.C. (incorporated by reference to Exhibit 2(a) to Registrant's
        Current Report on Form 8-K (File No. 0-7100) dated November 11, 1994).

    (t) Lease dated October 28, 1994 between the Registrant and CKR Partners, L.L.C.         *
        (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on
        Form 8-K (File No. 0-7100) dated November 11, 1994).

    (u) Operating Agreement between the Registrant and Jesse L. Upchurch dated May 1,        *
        1997 (incorporated by reference to Exhibit (u) of Registrant's Current Report on
        Form 8-K (File No. 0-7100) dated May 1, 1997).

    (v) License and Services Agreement between the Registrant and uPACS, L.L.C. dated        *
        May 1, 1997, (incorporated by reference to Exhibit 10(v) of Registrant's Current
        Report Form 8-K (File No. 0-7100) dated May 1, 1997).

    (w) Compensation Agreement among uPACS, L.L.C., Andrew Garret, Inc. and Andrew        *(A)
        Sycoff dated May 1, 1997, (incorporated by reference to Exhibit 10(w) of
        Registrant's Current Report on Form 8-K (file No. 0-7100) dated May 1, 1997).

    (x) Securities Purchase Agreement between the Registrant and certain purchasers          *
        dated May 30, 1997, (incorporated by reference to Exhibit 99.1 of Registrant's
        Current Report on Form 8-K (File No. 0-7100) dated May 30, 1997).

EXHIBIT
NUMBER                                      EXHIBIT                                       PAGE
----------------------------------------------------------------------------------------  ----
    (y) Convertible Term Debenture issued by the Registrant to certain purchasers dated      *
        May 30, 1997, (incorporated by reference to Exhibit 99.2 of Registrant's Current
        Report on Form 8-K (File No. 0-7100) dated May 30, 1997).

    (z) Stock Purchase Warrant issued by the Registrant to certain purchases dated May       *
        30, 1997, (incorporated by reference to Exhibit 99.3 of Registrant's Current
        Report on Form 8-K (File No. 0-7100) dated May 30, 1997).

   (aa) Registration Rights Agreement between the Registrant and certain purchasers          *
        dated May 30, 1997, (incorporated by reference to Exhibit 99.4 of Registrant's
        Current Report on Form 8-K (File No. 0-7100) dated May 30, 1997).

   (bb) Securities Purchase Agreement between the Registrant and certain purchasers          *
        dated December 4, 1997, (incorporated by reference to Exhibit 99.1 of
        Registrant's Current Report on Form 8-K (File No. 0-7100) filed dated December
        9, 1997).

   (cc) Registration Rights Agreement between the Registrant and certain purchasers          *
        dated December 4, 1997, (incorporated by reference to Exhibit 99.1 of registrant's Current Report on Form 8-K (File No, 0-7100) dated May 30 filed
        December 9, 1997).

   (dd) Common Stock Purchase Warrant issued by Registrant and certain purchasers dated      *
        December 4, 1997 (incorporated by reference to Exhibit 99.4 of Registrant's
        Current Report Form 8-K (File No. 07100) dated December 9, 1997).

   (ee) Warrant Agreement between Registrant and Strategic Growth International dated      (A)
        April 15, 1997.

   (ff) Consultant Agreement between Registrant and RTS Research Lab, Inc., dated June     (A)
        9, 1997.

   (gg) Warrant Agreement between Registrant and Strategic Growth International, Inc.      (A)
        dated June 20, 1997.

   (hh) Option Agreement between Registrant and David C. Batten dated October 13, 1997.    (A)

   (ii) Option Agreement between Registrant and Alan S. Poole dated October 13, 1997.      (A)

   (jj) Employment Agreement between Registrant and Thomas E. Gardner dated October 17,    (A)
        1997.

   (kk) Change of Control Agreement between Registrant and Thomas E. Gardner dated         (A)
        October 17, 1997.

   (ll) Performance-Based Stock Option Agreement between Registrant and Thomas E.          (A)
        Gardner dated October 17, 1997.

   (mm) Service-Based Stock Option Agreement between Registrant and Thomas E. Gardner dated October 17, 1997.

   (nn) Separation and Consulting Agreement between Registrant and Myles M. Kranzler       (A)
        dated October 20, 1997.

   (oo) Omnibus Convertible Term Debenture Holder Waiver and Consent Regarding Sale of
        the Government Technology Division and Amendment No. 1 to Convertible term
        Debenture between Registrant and RGC International Investors, LDC and the Tail
        Wind Fund, LTD., dated October 20, 1997.

   (pp) Employment Agreement between Registrant and C. Richard Bagshaw dated November      (A)
        26, 1997.

   (qq) Promissory Note from Strategic Technology Systems, Inc., to Registrant dated
        December 31, 1997.

   (rr) Warrant Agreement between Registrant and Strategic Technology Systems, Inc., dated December 31, 1997.

EXHIBIT
NUMBER                                      EXHIBIT                                       PAGE
----------------------------------------------------------------------------------------  ----
   (ss) Transition Agreement between Registrant and Strategic Technology Systems, Inc., dated December 31, 1997.

   (tt) Sublease between Registrant and Strategic Technology Systems, Inc., dated
        December 31, 1997.

   (uu) Fifth Amendment to Lease between Registrant and CKR PARTNERS, L.L.C., dated
        December 31, 1997.

   (vv) Consulting Agreement between Registrant and Edward J. Klinsport dated December    (A)*
        31, 1997.

21.  Subsidiaries of the Registrant.

23.1 Independent Auditors' Consent.

24.1 Power of Attorney.

------------------------

*   Incorporated by reference.

(A) A management contract or compensatory plan or arrangement.