Form 10-K/A
period 1997-10-31
BASE TEN SYSTEMS INC
filed 1998-02-27
CIK 10242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                 -----------------------------------------------
                (Amendment No. 1, amending Part III, Items 10-13)

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 1997         Commission File No. 0-7100

                             BASE TEN SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

    New Jersey                                           22-1804206
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                           One Electronics Drive
                            Trenton, New Jersey                  08619
                --------------------------------------          --------
               (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (609) 586-7010
                                                            -------------

               Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                              ---------------------
                              Class A Common Stock
                              Class B Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K X

As of January 19, 1998, 7,829,060 shares of Class A Common Stock and 444,879 shares of Class B Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $77,367,440 and $4,670,285, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K/A amends the Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 11, 1998 ("Registrant's Form 10-K"). Items 10, 11, 12 and 13 of Part III of Registrant's Form 10-K were incorporated by reference to the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission by February 28, 1998. The Registrant has filed preliminary proxy material with the Commission. The definitive Proxy Statement will not be filed by February 28, 1998. Accordingly, Registrant is filing this amendment to Registrant's Form 10-K to provide the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.

================================================================================

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

      The current directors and executive officers of the Company are as follows:

         Name                       Age                 Position
--------------------------------------------------------------------------------


  Thomas E. Gardner                   50            Co-Chairman of the Board
                                                    President
                                                    Chief Executive Officer

  Alexander M. Adelson                63            Co-Chairman of the Board

  Alan S. Poole                       70            Director

  David C. Batten                     53            Director

  William Sword                       74            Director

  C. Richard Bagshaw                  58            Executive Vice President

  Richard J. Farrelly                 66            Senior Vice President

  William F. Hackett                  46            Senior Vice President
                                                    Chief Financial Officer
                                                    Secretary

--------------------------------------------------------------------------------

         A summary of the business experience and background of the Company's current directors and executive officers is set forth below.


         Thomas E. Gardner has been Co-Chairman of the Board and a director since December 31, 1997 and President and Chief Executive Officer since November 1, 1997. Mr. Gardner was President, Chief Executive Officer, Chief Operating Officer and a director of Access Health Corporation from 1996 to 1997, and prior to that was employed by the Dun & Bradstreet Corporation from 1990 to 1995, serving in various senior executive positions including Corporate Vice President, and President and Chief Executive Officer of Dun & Bradstreet Health Care Information, Inc.

         Alexander M. Adelson served as Vice Chairman from April 1997 until December 31, 1997 and has been Co-Chairman of the Board since December 31, 1997. He has been a director of Base Ten since 1992. Since 1974 he has been Chief Executive Officer of RTS Research Labs Inc., a consulting company concentrating in high technology fields. From 1977 to 1989 Mr. Adelson was Chief Technical Consultant with Symbol Technologies, Inc. Since 1992 Mr. Adelson has also been providing investment and financial advisory services to the Company.

         Alan S. Poole has served as a director of Base Ten since 1994. From 1960 to 1992, Mr. Poole held executive positions with Johnson & Johnson, including Vice President of Ortho Diagnostics, Inc. from 1975 through 1982 and International Vice President of Johnson & Johnson Pharmaceutica in Belgium from 1986 to 1992, where he was responsible for the Janssen Companies in various countries. Mr. Poole, now retired, is a member of the California bar.

         David C. Batten has been a director of Base Ten since April 1997. Mr. Batten is a private investor and is actively involved in various venture capital investments for early stage companies. From 1992 to 1994 Mr. Batten was a General Partner of Lazard Freres & Co. in charge of Capital Markets Development, from 1990 to 1992 was a General Partner in The Blackstone Group, and from 1977 to 1990 was a Managing Director of The First Boston Corporation.

         William Sword has been a director of Base Ten since January 1997. He has been Chairman of the Board of Wm. Sword & Co. Incorporated, a diversified investment banking firm located in Princeton, New Jersey, since 1976 and since 1974 has been Chairman of the Board of Sword Holdings Incorporated, a Princeton, New Jersey based company with corporate affiliations throughout the United States. From 1954 to 1976 Mr. Sword was associated with Morgan Stanley & Co., serving in various capacities including General Partner, Director and Managing Director. Mr. Sword is also a director of Roadway Express, Inc., where he is Chairman of its Executive and Finance Committees. Mr. Sword is also active in numerous professional and community associations, including The Bond Club of New York, The Medical Center at Princeton Foundation and the New Jersey Historical Society.

         C. Richard Bagshaw was President and General Manager of Syntex PR of Humancao, Puerto Rico, a subsidiary of Syntex Pharmaceuticals, Palo Alto, California subsequently acquired by Roche Holdings in 1995. From 1991 to 1996 he was responsible for strategy development and implementation for corporate partnering and talent upgrade. Mr. Bagshaw joined the Company in December 1997 and has served as Executive Vice President since January 1998.

         Richard J.  Farrelly  has been  employed by the Company  since 1988 and served as Vice President from 1992 to 1998, responsible for corporate development. In January 1998, Mr. Farrelly became Senior Vice President of the Company. Mr. Farrelly was formerly General Manager of the Reentry Systems Division of General Electric Aerospace Company and is now serving as a Senior Vice President responsible for human relations and planning. Mr. Farrelly is also Chief Compliance Officer of the Company.

         William F. Hackett was a Senior Manager for the Princeton Data Division of Bloomberg Financial Markets from 1991 to 1997 responsible for the collection, analysis, and distribution of information and product development. Mr. Hackett joined the Company in December 1997 and has served as Senior Vice President, Chief Financial Officer and Secretary since January 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE


                  Based on a review of reporting forms filed with the Securities and Exchange Commission (the "SEC") by officers and directors of the Company and persons beneficially owning more than 10% of any class of capital stock of the Company, none of such officers, directors or 10% holders failed to file any such required reports on a timely basis during fiscal 1997.

Item 11.          Executive Compensation


Summary Compensation Table. The Summary Compensation Table set forth below shows certain compensation information for the Company's chief executive officer during the last completed fiscal year and the four other most highly compensated executive officers serving as executive officers at the end of the last completed fiscal year (together, the "Named Executive Officers") for services rendered in all capacities during the three fiscal years ended October 31, 1997, 1996 and 1995. This information includes base salaries, bonus awards and long-term incentive plan payouts, the number of stock options and stock appreciation rights ("SARs") granted, and certain other compensation, if any, whether paid or deferred.


                           SUMMARY COMPENSATION TABLE

                                      ANNUAL                       LONG-TERM
                                    COMPENSATION                   COMPENSATION
                                    ------------                   ------------
                                                                  Awards
                                                                  ------
Name  and                                                        Options/      All Other
Principal Position                 Year        Salary    Bonus    SARs       Compensation(1)
---------------------------------  ----        ------    ----     -----      ---------------

Myles M. Kranzler,                 1997      $220,000 $   ---         ---      $     ---
President and                      1996       220,000     ---      50,000            ---
Chief Executive Officer            1995       123,310     ---      25,000         42,308

Edward J. Klinsport,               1997       225,000     ---      60,000        112,075(2)
Executive Vice                     1996       195,061  10,000      50,000         29,012
President                          1995       105,002     ---      30,000         39,363

Alan J. Eisenberg,                 1997       225,000     ---     100,000(3)     105,312
Senior Vice President              1996       185,261     ---      50,000         26,042
                                   1995       103,386     ---      30,000         33,183

Richard J. Farrelly,               1997       155,000     ---       4,900         24,224
Vice President                     1996       135,431     ---         ---          8,067
                                   1995        79,982     ---      30,000         37,181

Frank W. Newdeck,                  1997       135,700  17,240       2,000         26,646
Vice President                     1996       135,700   3,080       2,000          9,233
                                   1995       101,993   4,620      15,000            ---


-----------------------------------------------------------------------------------------

(1) Includes interest paid on balance of individuals' deferred compensation, vacation entitlement payout, commissions, and 1996 amortization of employee loans. For 1997, the amounts indicated represent forgiveness of employee loans.

(2) Includes accrued interest on individual's deferred compensation.

(3) Includes contingent option grant for 50,000 shares of Class A Common Stock, the conditions for which were satisfied on February 10, 1998.

Option/SAR Grants in Last Fiscal Year. The following table shows information regarding grants of stock options made to the Named Executive Officers during the fiscal year ended October 31, 1997. The amounts shown as potential realizable values are based on assumed annualized rates of stock price appreciation of five percent and ten percent over the term of the options. These potential realizable values are based solely on arbitrarily assumed rates of appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and common stock holdings are dependent on the future performance of the Company's Class A Common Stock and overall stock market conditions.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                     Potential Realizable
                                                                                                     Value at Assumed
                                                                                                     Annual Rates of
                           Number of            % of Total                                           Stock Price
                           Securities           Options/SARs                                         Appreciation for
                           Underlying           Granted to                                           Option Term
                           Options/SARs         Employees in     Exercise or Base    Expiration      --------------------
Name                       Granted  (1)         Fiscal Year      Price ($/Sh)        Date               5%       10%
----                       ------------         -----------      ------------        -------            --       ---

Myles M. Kranzler                --                  --               --              --                --          --

Edward J. Klinsport           60,000                9.6%            14 1/2          10/31/99        $ 89,175    $182,700

Alan J. Eisenberg             50,000                8.0%            10 7/8          10/12/07         341,961     866,597
                              50,000(2)             8.0%             7 9/16         02/10/99          38,758      79,406

Richard J. Farrelly            4,900                0.8%            10 3/4          09/22/07          33,127      83,950

Frank W. Newdeck               2,000                0.3%            10 3/4          03/11/07          13,521      34,265



-----------------------

(1) Class A Common Stock.

(2) Contingent option grant, the conditions for which were satisfied on February 10, 1998.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. The following table summarizes for each of the Named Executive Officers the number of stock options, if any, exercised during the fiscal year ended October 31, 1997, the aggregate dollar value realized upon exercise, the total number of securities underlying unexercised options, if any, held at October 31, 1997 and the aggregate dollar value of in-the-money, unexercised options, if any, held at October 31, 1997. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option. Value of unexercised, in-the-money options at fiscal year end is the difference between the exercise or base price and the fair market value of the underlying stock on October 31, 1997. On that date, the last sale prices of the Class A Common Stock and Class B Common Stock were $14 1/2 and $15 1/2, respectively. The values in the column "Value of Unexercised In-The-Money Options/SARs at Fiscal Year End" have not been, and may never be, realized. The underlying options have not been, and may not be, exercised, and actual gains, if any, on exercise will depend upon the value of the underlying stock on the date of exercise.



                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION/SAR VALUES

                                                               Number of Securities           Value of Unexercised
                                                               Underlying Unexercised         In-the-Money
                                                               Options/SARs at                Options/SARs at
                             Shares                            FY-End                         FY-End
                             Acquired on       Value           ------                         ------
Name                         Exercise          Realized        Exercisable    Unexercisable   Exercisable    Unexercisable
--------------------------   ---------         ---------       -----------    -------------   -----------    -------------

Myles M. Kranzler
  Class A Common                35,893         $205,487            227,714        8,286       $1,281,067       $   21,026
  Class B Common                  --              ---                 --             --               --               --

Edward J. Klinsport
  Class A Common                  --              ---              243,130        6,610         1,261,911          23,961
  Class B Common                  --              ---                4,946           --            61,825              --

Alan J. Eisenberg
  Class A Common                  --              ---             201,553         31,610(1)     1,310,385      114,586(1)
  Class B Common                  --              ---                 --             --               --               --

Richard J. Farrelly
  Class A Common                  --              ---             48,910         11,510          251,799           42,336
  Class B Common                  --              ---                 --             --               --               --

Frank W. Newdeck
  Class A Common                  --              ---             38,480             --          199,460               --
  Class B Common                  --              ---                 --             --               --               --



(1) Does not include contingent option grant of 50,000 shares of Class A Common Stock, the conditions for which were satisfied on February 10, 1998.

DIRECTORS' COMPENSATION

                  Directors were not paid a fee for service as a director or Committee member during fiscal 1997. However, during fiscal 1997 Mr. Poole received, subject to shareholder approval, an option for 10,000 shares of Class A Common Stock, and Mr. Batten received, subject to shareholder approval, options for an aggregate of 20,000 shares of Class A Common Stock. The options are exercisable at the market price of such stock as of the dates of grant.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

                  Under employment agreements which were in effect for each of Messrs. Kranzler, Klinsport and Eisenberg (collectively, the "Executives") such Executives were entitled to their respective salaries and benefits to the date of their termination if terminated for "cause" (as defined in the agreement, including willful or gross misconduct, criminal indictment, or other actions which significantly damaged the Company) or if voluntarily terminating their employment prior to the expiration of the twelve month term, which was automatically extended for one month at the end of each month and terminable (unless otherwise terminated) by either party on twelve months' notice. If terminated without "cause," the Executive was entitled to his salary and benefits to the date of termination and a termination payment equal to the highest annual combination of his base salary plus any annual bonus paid to the Executive during the five fiscal years ending before the date of termination. If the Executives were entitled to payment upon termination pursuant to the change in control agreement described below, the termination provisions of the change in control agreement would have prevailed.

                  The Company also had change in control agreements in effect with each of Messrs. Kranzler, Klinsport and Eisenberg, and continues to have change in control agreements with other current executive officers. The agreements provide that if, within three years after certain "changes of control" (as defined in the agreement, including an acquisition of 50% or more of the combined voting power of the outstanding stock of the Company, a substantial change in the composition of the Board not approved by "continuing directors," or certain mergers or sales involving the Company), the executive's employment with the Company is terminated by the Company other than for "cause," death or disability, or by the executive for "good reason" (all as defined in the agreement), the executive would be entitled to receive, subject to certain limitations, a lump sum cash payment and health insurance benefits for three years following termination of employment, having an aggregate value equal to
2.99 times the total of average annual compensation and cost of employee benefits for the executive for the five years prior to the change of control, subject to a maximum amount equal of the Company's permitted deduction under
Section 280G of the Internal Revenue Code. Each current agreement is subject to being extended automatically from year to year unless the Company gives at least fifteen months' prior notice of its election not to extend the term.

         On October 31, 1997, following thirty-two years with the Company, Myles
M. Kranzler, founder of the Company, retired as President and Chief Executive Officer and, effective on December 31, 1997, Mr. Kranzler retired as Chairman of the Board and a director of the Company. Mr. Kranzler will continue as a consultant to the Company for a one year term, subject to extension upon mutual agreement of the parties. Pursuant to his separation and consultant agreement, Mr. Kranzler is required to be available to the Company for up to sixty-five working days for which he will receive consulting compensation of $100,000 plus reimbursement for any reasonable out-of-pocket expenses. For consulting services in excess of 65 working days per year, Mr. Kranzler would receive consulting compensation of $1,600 per day. Under the separation and consultant agreement, Mr. Kranzler and his spouse will continue to receive health and dental insurance coverage for life. Under the agreement, Mr. Kranzler also agreed during the term of the agreement not to engage in any business related to the Company's business and during the term of the agreement and for one year thereafter not to solicit any of the customers of the Company in connection with any competitive products. Subsequent to year end, Mr. Kranzler received a total payment of $300,000 as a bonus for services rendered prior to October 31, 1997.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

                  The Company's Compensation Committee consisted in fiscal year 1997 of all of the members of the Board except Mr. Kranzler. Of these members, Messrs. Adelson, Eisenberg, Klinsport and Cowen were officers of the Company during all or part of fiscal 1997. On October 31, 1997, Myles Kranzler, founder, Chairman of the Board, President and Chief Executive Officer of the Company for thirty-two years, retired as President and Chief Executive Officer, and on December 31, 1997, retired as Chairman of the Board and a director. Mr. Kranzler has continued as a consultant and advisor to the Company. Thomas E. Gardner has been appointed to the Board as Co-Chairman of the Board, President and Chief Executive Officer, replacing Mr. Kranzler. Also, in connection with the sale of the Company's Government Technology Division to Strategic Technology Systems, Inc., Edward J. Klinsport resigned as Executive Vice President and Secretary of the Company on December 31, 1997 and resigned as a director on January 13, 1998. In April 1997 Bruce D. Cowen, a Class A director, resigned from the Board for personal reasons and the Board appointed David C. Batten as a director. In January 1998 William Sword was appointed as a director. In February 1998 Alan J. Eisenberg resigned as a director and also separated from the Company as Executive Vice President. In accordance with the New Jersey Business Corporation Act, a successor director's term expires as of the immediately following annual meeting of shareholders.

                  The Company had a consulting arrangement with Mr. Adelson providing for Mr. Adelson's transfer to the Company of intellectual property relating to radio tag technology and for various advisory services, including consulting on the Company's business, technical, marketing and related strategies, preparation of business plans and other specialized services that the Company might request from time to time. In 1995, the agreement was renewed for three years. In connection with the renewal, the Company granted Mr. Adelson a five-year nontransferable option to purchase 36,000 shares of Class A Common Stock at $7 7/8 per share, representing the market price of the stock on the date of grant, and agreed to pay annual consulting fees of $50,000 plus monthly consulting fees of $10,000 in August 1995 and $15,000 from September 1995 through May 1997. Mr. Adelson is also entitled to 2 1/2% of the Company's net proceeds from sales of radio tag devices incorporating technology supplied by him. The agreement is no longer in effect. The total fee paid to Mr.
Adelson under this consulting agreement in fiscal 1997 was $135,000.

                  The Company had a consulting agreement with Mr. Cowen for a one-year term through March 1996, providing for financial consulting and other specialized services requested by the Company. The agreement was extended in 1996 for an additional one-year term, entitling Mr. Cowen to an option to purchase 30,000 shares of Class A Common Stock at an exercise price $10 1/4 per share, the market price of such shares on the date of grant, and to quarterly fees of $6,250 plus expense reimbursements. This agreement is no longer in effect. The total fee paid to Mr. Cowen under this consulting agreement in fiscal 1997 was $32,702.

                  The Company had a financial advisory agreement with Messrs. Adelson and Cowen for financial and investment advisory services on strategic opportunities, providing for success fees on any introduced acquisition or equity financing completed during the term of the agreement, subject to Board approval. The agreement provided for a cash fee equal to 2% of the gross proceeds of an equity financing or, for an acquisition, 3% of pretax profits earned by the acquired operations over the three years after the transaction plus 1% of the consideration paid by the Company for the acquired company. For either an equity financing or an acquisition, the agreement also provided for the issuance of warrants based on the terms of the particular transaction. On May 30, 1997, the Company privately placed $5.5 million of convertible debentures together with warrants for Class A Common Stock. Mr. Adelson received warrants to purchase 27,500 shares of Class A Common Stock at an exercise price of $10.125 per share, the market price of Class A Common Stock on the date of grant, and a fee of $55,000, for advisory services in connection with such private placement.

                  In connection with the May 1, 1997 creation of the uPACS, LLC (the "LLC") whereby the Company became the minority owner of this limited liability company (see "Certain Transactions with Related Parties" below), Mr. Adelson received a fee of $30,000 from the LLC and will be entitled to receive, from the LLC, 1% of revenues generated by the LLC up to the first $45 million in revenues, in consideration of his services in establishing the LLC and in obtaining the capital funding therefor.

                  Effective June 9, 1997, the Company and RTS Research Lab, Inc., a corporation of which Mr. Adelson is the sole owner and principal ("RTS"), entered into a consulting agreement with the Company which replaced and superseded the earlier financial and investment advisory agreement between the Company and Messrs. Adelson and Cowen described above. Under the consulting agreement, Mr. Adelson through RTS ("Consultant") would, for a three year term, provide investor relations and investor advisory services to the Company, including being a liaison with the investment community on behalf of the Company, assisting in developing marketing strategies in connection with the Company's Medical Technology business and the Company's PHARMASYST(R) products, and assisting in developing and marketing the uPACS(TM) technology, for which Consultant will receive $257,500 per annum over the term of the agreement (which, upon mutual agreement of the parties, may alternatively be satisfied by issuance of options for Class A Common Stock at a rate of an option for one share of stock for each $200 of compensation) plus an expense reimbursement and, subject to shareholder approval, a warrant for 45,000 shares of Class A Common Stock exercisable in three equal installments on each of the three anniversary dates of the agreement, at an exercise price equal to $10.00, the market price of the stock on the date of grant In addition, in the event that Consultant, with prior Board approval, is successful during the three year term of the agreement in arranging for additional capital financing for the Company or in successfully assisting in consummating one or more acquisitions, Consultant is entitled to receive in connection with any such financing, a success fee of 1% of the net proceeds plus a warrant for Class A Common Stock equal to one warrant for each $200 of net proceeds, and in connection with any such acquisition, a success fee equal to 1/2 % of the fair market value of the net consideration paid by the Company in such acquisition. If approved in advance by the Board of Directors, the Consultant would receive a success fee of $100,000 on the sale of the Company or one of its divisions. In no case will Consultant be entitled to more than $200,000 in success fees in any eighteen-month period over the term of the agreement.

                  In connection with the Company's $19 million private placement of Series A Preferred Stock which was consummated in December 1997, Mr. Adelson received a financial advisory fee of $190,000 plus warrants to purchase 46,875 shares of Class A Common Stock exercisable at $12.50 per share (the market price of Class A Common Stock as of the closing of the initial $9.375 million of such Series A Preferred Stock on December 5, 1997), and a warrant to purchase 48,125 shares of Class A Common Stock exercisable at $10.31 per share (the market price of Class A Common Stock on the closing of the balance of such private placement on December 31, 1997).

                  During the fiscal year ending October 31, 1997, Base Ten operated a Medical Technology Division and a Government Technology Division. On December 31, 1997, following approval by the Company's shareholders at a special shareholders' meeting, the Company sold the Government Technology Division (the "GTD Sale") to Strategic Technology Systems, Inc. ("STS") for aggregate cash consideration of $3.5 million, a promissory note in a principal amount estimated to be approximately $2.1 million, and certain other consideration. STS is a newly formed corporation managed and partially owned by individuals who were, prior to the GTD Sale, members of the Company's senior management, including Edward J. Klinsport, who prior to the GTD Sale was Executive Vice President, Chief Financial Officer, Secretary and a director of the Company.

                  In connection with and effective as of the closing of the GTD Sale, the Company entered into a consulting agreement with Mr. Klinsport for a two year term following the GTD Sale with respect to events and matters which occurred during Mr. Klinsport's tenure as Chief Financial Officer of Base Ten, provided such services do not interfere with Mr. Klinsport's other employment duties. In consideration of such services, Base Ten paid $225,000 to Mr. Klinsport, an amount equal to his then current annual salary, and Mr. Klinsport was also paid $75,000 in connection with his past services for the Company.

                  The Company and STS also entered into a sublease agreement under which STS subleased for a five year term approximately 40,000 square feet of space at the Company's New Jersey headquarters facility at a lease rate of $7.00 per square foot for office and manufacturing space and $3.00 per square foot for shared common access space, plus a proportionate amount of utilities and other building expenses. As part of the GTD Sale, the Company and STS also entered into a transition agreement pursuant to which STS will continue to provide the Company with certain accounting, reception, personnel and facilities services for a three month period, in consideration of approximately $194,000.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Set forth below is information concerning beneficial ownership of Class A Common Stock and Class B Common Stock as of January 15, 1998 by (i) each of the nominees and current directors, (ii) each of the Named Executive Officers listed in the Summary Compensation Table, (iii) all current directors and executive officers of the Company as a group and (iv) all persons known by the Company to be the beneficial owners of 5% or more of Class A Common Stock or Class B Common Stock.


                                                                                           Percent  of Voting
                                                                                           Power
                                                                                           Represented
                                                Shares                                     by Class A
                                             Beneficially                  Percent         and Class B
Name                                           Owned (1)                  of Class         Combined (2)
--------------------------           ----------------------------         --------         ------------

Myles M. Kranzler (3)(4)             Class A -             510,423           6.21%                 15.6%
                                     Class B -             160,144          36.00

Thomas E. Gardner (4)                Class A -              70,000            .89                   0.6
                                     Class B -                 ---            ---

Edward J. Klinsport (3)(4)           Class A -             256,886           3.18                   2.6
                                     Class B -               7,136           1.59

Alan J. Eisenberg (4)                Class A -             258,163           3.19                   2.1
                                     Class B -                 ---            ---

Richard J. Farrelly (4)              Class A -              61,420           0.78                   0.5
                                     Class B -                 ---            ---

Frank W. Newdeck (4)                 Class A -              38,480           0.49                   0.3
                                     Class B -                 ---            ---

Alexander M. Adelson (4)             Class A -             532,916           6.43                   4.2
                                     Class B -                 ---            ---

David C. Batten(4)                   Class A -              38,900           0.5                    0.3
                                     Class B -                 ---            ---

Alan S. Poole (4)                    Class A -              20,000           0.26                   0.2
                                     Class B -                 ---            ---

William Sword                        Class A -                 ---            ---                    ---
                                     Class B -                 ---            ---



                                                                                           Percent of Voting
                                                                                           Power
                                                                                           Represented
                                                Shares                                     by Class A
                                             Beneficially                  Percent         and Class B
Name                                           Owned (1)                  of Class         Combined (2)
-------------------------------      -----------------------------        ---------        ------------------

Jesse L. Upchurch(5)                 Class A -           2,050,400          23.61                  19.4
                                     Class B -              53,900          12.12

Bruce D. Cowen(4)                    Class A -             493,370           6.01                   9.6
                                     Class B -              78,800          17.71

James A. Eby(4)                      Class A -              76,096           0.96                   3.8
                                     Class B -              43,636           9.81

Herzog, Heine, Geduld, Inc.          Class A -              28,895           0.37                   2.4
                                     Class B -              28,895           6.50

Directors and executive officers as  Class A -             723,236           8.57                   5.6
a group (8 persons) (4)              Class B -                 ---            ---


--------------------

(1) Ownership of shares of Class A Stock Common included in the above table includes shares issuable upon (a) conversion of Class B Common Stock in accordance with the terms thereof (one share of Class A Common Stock for each share of Class B Common Stock), (b) exercise of outstanding options and warrants to purchase Class A Common Stock which are currently exercisable or exercisable within 60 days of January 15, 1998, (c) conversion of Class B Common Stock issuable upon exercise of outstanding options to purchase Class B Common Stock and (d) conversion of outstanding convertible debentures. Ownership of Class B Common Stock included in the above table includes shares issuable upon exercise of outstanding options to purchase Class B Common Stock which are currently exercisable or exercisable within 60 days of January 15, 1998.

(2) Based upon one-tenth vote per share of Class A Common Stock and one vote per share of Class B Common Stock. Assumes exercise of options and warrants which are currently exercisable or are exercisable within 60 days of January 15, 1998, but not the conversion of Class B Common Stock to Class A Common Stock.

(3) Includes (a) as to Mr. Kranzler 45,300 shares of Class A Common Stock and 62,823 shares of Class B Common Stock owned by his wife and (b) as to Mr. Klinsport 10 shares of Class A Common Stock owned by his wife.

(4) Includes as to (a) Mr. Kranzler 236,000 shares, (b) Mr. Gardner 70,000 shares, (c) Mr. Klinsport 249,740 shares and 4,946 shares, (d) Mr. Eisenberg 258,163, (e) Mr. Adelson 460,500 shares, (f) Mr. Poole 20,000 shares, (g) Mr. Newdeck 38,480 shares, (h) Mr. Farrelly 60,420 shares, (i) Mr. Batten 20,000 shares, (j) Mr. Eby 29,460, (k) Mr. Cowen 300,000, and
     (l) all directors and executive officers as a group 610,920 shares, of Class A Common Stock and Class B Common Stock, respectively, issuable upon the exercise of outstanding options or warrants. which are currently exercisable or exercisable within 60 days of January 15, 1998.

(5) Based in part on a Statement on Schedule 13D and a Statement of Changes in Beneficial Ownership on Form 4 filed with SEC, represents (i) 968,200 shares of Class A Common Stock held directly by the Estate of Constance Upchurch, of which Mr. Upchurch is the executor and beneficiary (the "Estate"), (ii) 209,900 shares of Class A Common Stock held by a corporation of which Mr. Upchurch is the sole shareholder, (iii) 18,400 shares of Class A Common Stock held directly by Mr. Upchurch, (iv) 53,900 shares of Class A Common Stock issuable upon conversion of the same number of shares of Class B Common Stock held directly by the Estate, and (v) 800,000 shares of Class A Stock issuable upon conversion of the Company's 9.01% Convertible Subordinated Debentures due August 31, 2003.

Item 13.      Certain Relationships and Related Transactions

         The Company entered into a separation and consulting agreement with Myles M. Kranzler, which took effect November 1, 1997 (see "Employment Contracts, Termination of Employment and Change in Control Arrangements" above).

                  On May 1, 1997 the Company entered into an Operating Agreement (the "Operating Agreement") with Jesse L. Upchurch ("LLC Member") whereby the Company became a minority owner of a limited liability company. Under the terms of the Operating Agreement, the Company made an initial capital contribution to the LLC of its rights to its uPACS(TM) technology in return for a 9% interest in the LLC and the LLC Member made a capital contribution of $2 million and later made a further capital contribution of $1 million in return for a 91% interest in the LLC. In connection with the formation of the LLC, the Company entered into a services and license agreement whereby the Company agreed to complete the development of the uPACS(TM) technology and undertake to market, sell and distribute systems using the uPACS(TM) technology. The LLC will pay the Company its expenses in connection with such services and the Company will pay to the LLC royalties in connection with the sale of systems using the uPACS(TM) technology. At such time as the LLC has distributed to the LLC Member $4.5 million of its net cash flow, the Company will become a 63% owner of the LLC and the LLC Member will own a 37% interest in the LLC.

                  On August 8, 1996, the Company entered into a Purchase Agreement with Jesse L. Upchurch for the sale of up to $10,000,000 of the Company's 9.01% Convertible Subordinated Debentures due August 31, 2003 (the "Debentures"). On August 12, 1996, the Company issued and sold a Debenture in the original principal amount of $4,500,000 to Mr. Upchurch and on August 22, 1996 the Company issued and sold a Debenture in the original principal amount of $5,500,000 to Mr. Upchurch. Pursuant to the terms of the Purchase Agreement, Mr. Upchurch has the right, provided he continues to hold not less than 80% of the aggregate principal amount of the Debentures, to nominate two directors to the Board of Directors of the Company by giving written notice to the Company of such nominations together with the written consents of such nominees to serve as directors not less than 120 days prior to the date that the Company's proxy statement in connection with its annual meeting of shareholders is to be mailed to shareholders. The Company is then required to include the nominees among in the directors recommended by management in the proxy statement for the next held annual meeting of shareholders.

                  In October 1994, the Company completed a sale and leaseback of its headquarters and related real estate in Trenton, New Jersey with CKR Partners, L.L.C., an investment concern ("CKR"). The principals of CKR include Myles M. Kranzler, formerly Chairman, President and CEO of Base Ten, and Bruce
D. Cowen, formerly Vice Chairman of Base Ten. The Company received $3.6 million for the property, of which $550,000 was retained by CKR as a security deposit due at the end of the 15-year lease term. The lease provides for annual rent of $560,000 for the first five years, $615,000 for the second five years and $690,000 for the last five years, with the Company retaining a repurchase option which may be exercised at any time at amounts declining to $3.5 million during the last five years of the lease, although under certain conditions CKR is provided the right to sell the premises free of such Company repurchase option. The Company received an opinion from The Talman Realty Group, independent financial advisors, that the terms of the transaction were fair to the Company and its shareholders from a financial point of view. Proceeds from the transaction were applied by Base Ten primarily to prepay its mortgage debt of approximately $2.8 million on the property.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 1998.


                                                  BASE TEN SYSTEMS, INC.


                                                  THOMAS E. GARDNER
                                               BY:---------------------------
                                                  Thomas E. Gardner
                                                  Chief Executive Officer