Form 10-Q
period 1997-12-31
BASE TEN SYSTEMS INC
filed 1998-03-16
CIK 10242

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 1997 to December 31, 1997

                                                      Commission File No. 0-7100


                             BASE TEN SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

    New Jersey                                         22-1804206
 ----------------------                    ---------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)

                              One Electronics Drive
                               Trenton, N.J.             08619
               -------------------------------------    --------
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


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



            Title of Class                   Outstanding at February 28, 1998
            --------------                   --------------------------------

Class A Common Stock, $1.00 par value                   7,854,068

Class B Common Stock, $1.00 par value                     445,121

                             BASE TEN SYSTEMS, INC.

                                AND SUBSIDIARIES

                                      INDEX



Part I.    Financial Information                                            Page

           Consolidated Balance Sheets -- December 31, 1997 (unaudited)
           and October 31, 1997 (audited)..................................... 1

           Consolidated Statements of Operations -- Two months ended
           December 31, 1997 and three months ended
           January 31, 1997.(unaudited)....................................... 2

           Consolidated Statements of Shareholders' Equity -- Two
           months ended December 31, 1997 (unaudited)......................... 3

           Consolidated Statements of Cash Flows -- Two months ended
           December 31, 1997 and three months ended
           January 31, 1997.(unaudited)....................................... 4

           Notes to Consolidated Financial Statements......................... 5

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................... 10


Part II.   Other Information

                Item 2:  Changes in Securities............................... 16

                Item 4:  Submission of Matters to a Vote of Security Holders. 17

                Item 6:  Exhibits and Reports on Form 8-K.................... 17


                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                                    As of                   As of
                                                                              December 31, 1997        October 31, 1997
                                                                              -----------------        ----------------
                                                                                 (Unaudited)               (Audited)
CURRENT ASSETS:
      Cash..................................................................  $   9,118,000               $  1,502,000
      Accounts receivable (including unbilled receivables of
        $1,186,000 at December 31, 1997 and $1,444,000 at October 31, 1997).      1,583,000                  1,808,000
      Inventories...........................................................        321,000                    478,000
      Net assets held for sale..............................................             --                  5,338,000
      Other current assets..................................................        530,000                    566,000
                                                                               ------------               ------------
        TOTAL CURRENT ASSETS................................................     11,552,000                  9,692,000
PROPERTY, PLANT AND EQUIPMENT...............................................      4,346,000                  4,305,000
RECEIVABLE FROM SALE OF ASSETS..............................................      2,238,000                         --
OTHER ASSETS................................................................      6,380,000                  7,220,000
                                                                               ------------               ------------
                                                                               $ 24,516,000               $ 21,217,000
                                                                               ============               ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable.......................................................  $    282,000               $   962,000
      Accrued expenses.......................................................     5,399,000                 6,005,000
      Current portion of capital lease obligation............................        54,000                    54,000
                                                                               ------------                ----------
        TOTAL CURRENT LIABILITIES............................................     5,735,000                 7,021,000
LONG TERM LIABILITIES:
      Long-term debt.........................................................    15,500,000                15,500,000
      Capital lease obligation...............................................     3,416,000                 3,425,000
      Other long-term liabilities............................................       245,000                   253,000
                                                                               ------------                ----------
        TOTAL LONG-TERM LIABILITIES..........................................    19,161,000                19,178,000

SHAREHOLDERS' EQUITY (DEFICIENCY)
      Preferred stock, $1.00 par value,
        1,000,000 shares  authorized;  issued and outstanding 9,375 shares
        at December 31, 1997.................................................         9,000                        --
       Class A Common Stock, $1.00 par value,
        22,000,000  shares  authorized;  issued and  outstanding  7,828,719
        shares at December 31, 1997 and 7,768,952 shares at October 31, 1997.     7,829,000                 7,769,000
      Class B Common Stock, $1.00 par value,
        2,000,000  shares  authorized;   issued  and  outstanding  445,121
        shares at December 31 and October 31, 1997...........................       445,000                   445,000
      Additional paid-in capital.............................................    37,991,000                29,458,000
      Deficit................................................................   (46,521,000)              (42,647,000)
                                                                                ------------               -----------
                                                                                   (247,000)               (4,975,000)
      Equity adjustment from foreign currency translation....................      (195,000)                 (150,000)
      Unrealized gain on securities available for sale.......................        62,000                   143,000
                                                                                ------------               -----------
                                                                                   (380,000)               (4,982,000)
                                                                                ------------               -----------
                                                                               $ 24,516,000              $ 21,217,000
                                                                                ============               ===========


                 See Notes to Consolidated Financial Statements


                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Two Months Ended      Three Months Ended
                                                                      December 31            January 31
                                                                      -----------        ------------------
                                                                          1997                 1997
                                                                          ----                 ----
REVENUE

     Sales...................................................    $       181,000        $     230,000

     Other...................................................            115,000               94,000
                                                                 ---------------      ---------------
                                                                         296,000              324,000
                                                                 ---------------      ---------------
COSTS AND EXPENSE:

     Cost of sales...........................................          1,371,000              329,000

     Amortization of software development costs..............            567,000              343,000

     Research and development................................             25,000               14,000

     Selling, general and administrative.....................          1,211,000              982,000

     Interest................................................            312,000              362,000
                                                                 ---------------      ---------------
                                                                       3,486,000            2,030,000
                                                                 ---------------      ---------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT             (3,190,000)          (1,706,000)

INCOME TAX BENEFIT...........................................                 --                   --
                                                                 ---------------      ---------------
NET LOSS FROM CONTINUING OPERATIONS..........................         (3,190,000)          (1,706,000)
                                                                 ---------------      ---------------
DISCONTINUED OPERATIONS:

LOSS FROM DISCONTINUED OPERATIONS............................           (684,000)            (289,000)
                                                                 ---------------      ----------------
NET LOSS.....................................................       $ (3,874,000)     $    (1,995,000)
                                                                 ===============      ================
LOSS PER COMMON SHARE:
     Continuing Operations..................................                (.39)                (.22)
     Discontinued Operations................................                (.08)                (.04)
                                                                 ---------------      ----------------
NET LOSS PER COMMON SHARE...................................                (.47)                (.26)
                                                                 ===============      ================
WEIGHTED AVERAGE COMMON SHARES..............................           8,258,000            7,808,000

LOSS PER COMMON SHARE-ASSUMING DILUTION:
     Continuing Operations..................................                (.39)                (.22)
     Discontinued Operations................................                (.08)                (.04)
                                                                 ---------------      ----------------
NET LOSS PER COMMON SHARE-ASSUMING DILUTION..................               (.47)                (.26)
                                                                 ===============      ================
WEIGHTED AVERAGE COMMON SHARES-ASSUMING DILUTION.............          8,258,000            7,808,000
                                                                 ---------------      ----------------

                 See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                       TWO MONTHS ENDED DECEMBER 31, 1997

                                   (Unaudited)

                                                                                                           Equity
                                                                                                          Adjustment   Unrealized
                                                                                                            From       Gain on
                                       Common Stock            Preferred Stock    Additional               Foreign     Securities
                             Class A                 Class B                       Paid-in                 Currency    Available
                        Shares    Amount    Shares   Amount    Shares    Amount    Capital    Deficit     Translation  for Sale
                        ------    ------    ------   ------    ------    ------    -------    -------      --------    -----------

Balance-
    October 31, 1997   7,768,952  7,769,000 445,121  $ 445,000    --      --      $29,458,000  $(42,647,000) $(150,000) $ 143,000

Conversions of
   Class B Common
   to Class A Common         --          --      --        --    --       --              --            --         --         --

Exercise of options       50,584      51,000     --        --    --       --          445,000           --         --         --

Issuance of Common
   Stock                   9,183       9,000     --        --    --       --          102,000           --         --         --

Issuance of
   Preferred Stock           --          --      --        --   9,375     9,000     7,986,000           --         --         --

Foreign currency
   translation               --          --      --        --      --     --              --            --     (45,000)       --

Unrealized  gain  on
  securities
  available for sale         --          --      --        --      --     --              --            --           --  (81,000)

Net loss                     --          --      --        --      --     --              --     (3,874,000)         --       --
                       --------- ---------- -------  --------   --------  ------  -----------  ------------  ----------   -------
Balance -
    December 31, 1997  7,828,719 $7,829,000 445,121  $ 445,000  9,375     $ 9,000 $37,991,000  $(46,521,000) $(195,000) $(62,000)
                       ========= ========== =======  =========  ========  ======= ===========  ============= ========== ==========


                      See Notes to Consolidated Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Two Months Ended     Three Months Ended
                                                                                          December 31            January 31
                                                                                           -----------        ------------------
                                                                                               1997                1997
                                                                                               ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss.......................................................................... $ (3,874,000)         $ (1,995,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:
      Depreciation and amortization.....................................................      612,000               545,000
CHANGES IN OPERATING ASSETS AND LIABILITIES, EXCLUDING EFFECTS OF DISCONTINUED BUSINESS:
      Accounts receivable...............................................................      225,000               942,000
      Inventories.......................................................................      157,000                27,000
      Employee loan receivable net of current portion...................................          ---                23,000
      Other current assets..............................................................       36,000              (120,000)
      Accounts payable and accrued expenses.............................................      552,000               (77,000)
      Deferred compensation.............................................................          ---                 5,000
      Other assets......................................................................      192,000            (1,428,000)
      Other long-term liabilities.......................................................           --               144,000
      Income taxes payable..............................................................           --                    --
                                                                                           ----------             ----------
      NET CASH USED IN OPERATIONS.......................................................   (2,100,000)           (1,934,000)
                                                                                           ----------             ----------
CASH FLOWS USED IN INVESTING
   ACTIVITIES:
      Additions to property, plant and equipment-net....................................      (86,000)             (207,000)
                                                                                           ----------             ----------
      NET CASH USED IN INVESTING ACTIVITIES.............................................      (86,000)             (207,000)
                                                                                           ----------             ----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
      Proceeds from sale of discontinued business.......................................    3,500,000                    --
      Receivable from sale of discontinued business.....................................   (2,238,000)                   --
      Repayment of amounts borrowed.....................................................      (17,000)              (10,000)
      Issuance of long-term debt........................................................           --                    --
      Proceeds from issuance of common and preferred stock..............................    8,602,000                40,000
                                                                                           ----------             ----------
      NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES.............................    9,847,000                30,000
      Effect of exchange rate changes on cash...........................................      (45,000)              (81,000)
                                                                                           ----------             ----------
NET INCREASE (DECREASE) IN CASH.........................................................    7,616,000            (2,192,000)
CASH, beginning of period...............................................................    1,502,000             7,465,000
                                                                                           ----------             ----------
CASH, end of period.....................................................................  $ 9,118,000           $ 5,273,000
                                                                                           ==========             ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest..........................................  $    88,000           $   130,000
                                                                                          -----------           ------------

                 See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       TWO MONTHS ENDED DECEMBER 31, 1997

                                   (Unaudited)

A.      Description of Business

         Base Ten Systems, Inc. ("Base Ten" or the "Company") is engaged in the development of commercial applications focused on manufacturing execution systems, medical screening and image processing software. For the period ended December 31, 1997, the Company was also engaged, through its Government Technology Division, in the design and manufacture of electronic systems employing safety critical software for the defense industry. Effective December 31, 1997, the Government Technology Division was sold by the Company. See Note E below.


B.      Summary of Significant Accounting Policies

        1. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.


                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. The results of operations for the two months ended December 31, 1997 are not necessarily indicative of the operating results for the full year.


         2. Basis of Presentation - The consolidated financial statements include the accounts of Base Ten and its subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated. As discussed more thoroughly in Note E, the results of operations of the Government Technology Division have been reported separately as discontinued operations for all periods presented. Net assets of the GTD were sold to Strategic Technology Systems, Inc. ("STS") at the close of business on December 31, 1997 and as such are not presented at December 31, 1997 only. Net assets of the GTD are reported as net assets held for sale at October 31, 1997.


         3. Recently Issued Accounting Standards - The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"), which was issued by the Financial Accounting Standards Board. FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. The Company believes that the adoption of FAS 128 will not have a material effect on the Company's earnings per share calculations.


                In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statement periods beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company believes that the information to be included in deriving comprehensive income, although not currently presented in a separate financial statement, is disclosed as part of these financial statements.


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


        4.       Net Loss Per Share


                In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("FAS") No. 128, "Earnings per Share". FAS No. 128 specified the computation, presentation and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated to conform with the provisions of FAS No. 128. The following is a reconciliation of the numerators and denominators used to calculate loss per share before extraordinary loss in the Consolidated Statements of
                Operations:


                                                                                      Two Months Ended       Three Months Ended
                                                                                         December 31,          January 31,
                                                                                      ---------------------------------------
                                                                                             1997                 1997
                                                                                         ------------         -------------
                  Loss per common share:
                  Loss before extraordinary loss (numerator)..........................   $ (3,874,000)        $ (1,995,000)
                  Weighted average shares (denominator)...............................      8,258,000            7,808,000
                      Loss before extraordinary loss..................................           (.47)                (.26)
                                                                                         ============         =============
                  Loss per common share-assuming dilution:
                  Loss before extraordinary loss (numerator)..........................   $ (3,874,000)        $ (1,995,000)
                  Weighted average shares.............................................      8,258,000            7,808,000
                  Effect of Dilutive Options/Warrants.................................             --                   --
                                                                                         ------------         -------------
                      Weighted averages shares-assuming dilution (denominator)........      8,258,000            7,808,000
                      Loss before extraordinary loss..................................           (.47)                (.26)
                                                                                         ============         =============


                During the two months ended December 31, 1997 and the three months ended January 31, 1997 there were no outstanding options included in the computation of diluted EPS as the Company had a net loss, and the effect of stock options, warrants and stock conversions would be anti-dilutive to earnings per share.


         5. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


         6. Investments - The Company accounts for its investments using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"). This standard requires that certain debt and equity securities to be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders' equity.


                Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1997 and October 31, 1997, all securities covered by FAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at December 31, 1997 and October 31, 1997, consisted of common stock with a cost basis of $50,000 and $150,000. Differences between cost and market of $62,000 and $143,000 were included as a separate component of shareholder's equity, "unrealized gain on securities available for sale", as of December 31 and October 31, 1997, respectively.


         7. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.


C.      Inventories



                                                                     December 31, 1997      October 31, 1997
                                                                     -----------------      ----------------
        Raw materials...................                             $   23,000             $    32,000
        Work in progress................                                182,000                 252,000
        Finished goods..................                                146,000                 201,000
                                                                     ----------             -----------
                                                                        351,000                 485,000
        Less advance payments...........                                 30,000                   7,000
                                                                     ----------             -----------
                                                                     $  321,000             $   478,000
                                                                     ==========             ===========



D.      Sale of Convertible Preferred Stock

         During December 1997 the Company sold and issued $19 million of convertible preferred stock ("Preferred Stock") and Class A Stock purchase warrants (the "Warrants"). Initially the Company sold and issued $9.375 million of Preferred Stock and Warrants as of December 5, 1997, to several institutional investors. On December 31, 1997, after obtaining shareholder approval, the Company sold and issued a second installment of $9.625 million of Preferred Stock and Warrants to complete the $19 million sale and issuance. The second installment of $9.625 million was received as cash in January 1998.


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


         The Preferred Stock is convertible at any time or from time to time into Class A Stock, at a conversion price equal to the lesser of (i) $16.25 per share or (ii) the Weighted Average Price (as defined) of the Class A Stock prior to the conversion date. In any event, no more than 3,040,000 shares of Class A Stock shall be issued upon conversion of all of the Preferred Stock. Any Preferred Stock remaining outstanding because of this limitation may be redeemed at the holder's option for a subordinated 8% promissory note maturing when the Preferred would have matured. The Company has the right, at any time, to redeem all or any part of the outstanding Preferred Stock or subordinated notes at 130% of their original purchase price, subject to certain limitations.


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


         For each $1 million of Preferred Stock purchased, purchasers received five-year warrants to purchase 40,000 shares of Class A Stock exercisable at $16.25 per share. If exercised these would represent an additional 760,000 shares of Class A Stock or up to an aggregate of 3,800,000 shares of Class A Stock resulting from this sale (subject to adjustment in certain circumstances), assuming conversion of all Preferred Stock and exercise of all warrants.


         A registration statement ("Registration Statement") filed with the Securities and Exchange Commission ("SEC") registering for resale the Class A Stock underlying the Preferred Stock, including any Preferred Stock which may be issued as a dividend, and the Warrants, was declared effective by the SEC on February 19, 1998. The holders have agreed, if requested by a managing underwriter, to a maximum 90-day standstill period following any underwritten Company public offering, but not in excess of two such standstills (or more than 90 days) in any 18-month period. In the event a standstill period is effective, the maturity date of the Preferred Stock would be extended by the duration of the standstill period.


E.       Discontinued Operations

            On October 27, 1997 the Company entered into an agreement to sell its Government Technology Division ("GTD") to Strategic Technology Systems, Inc. ("STS"). Accordingly, the operating results of the GTD have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations for all periods presented.


            The net assets of the GTD were sold to STS at the close of business on December 31, 1997, and as such are not presented at December 31, 1997. The net assets of the GTD are included in the consolidated balance sheet as of October 31, 1997 under "Net Assets Held For Sale." The composition of the net assets at October 31, 1997 is as follows:



        ------------------------------------------------------------------------

           Net Assets of the GTD to be sold to STS as of October 31, 1997
        ------------------------------------------------------------------------
        Current assets                                   $    6,105,000
        Property and equipment-net                              631,000
        Current liabilities                                  (1,398,000)
                                                         --------------
        TOTAL NET ASSETS                                 $    5,338,000
                                                         ==============



            The agreement between the Company and STS, in general, requires that the selling price of the net assets, on the closing date of December 31, 1997, be equal to the lower of the aggregate net asset value as of October 31, 1997 or December 31, 1997. As of the filing date of this Form 10-Q, the Company and STS have not agreed on the final net asset valuation as of December 31, 1997. As a result, the Company has recorded a receivable from STS at December 31, 1997 based on the agreed upon net asset value at October 31, 1997. The Company does not currently anticipate a material adverse effect to its financial statements as presented herein as a result of this treatment of the net asset valuation and related amounts receivable from STS. If the Company and STS cannot agree on the final valuation of the net assets at December 31, 1997, the agreement provides for an arbitration process which would require two independent audit firms to make the final determination. If these two audit firms cannot come to agreement, they would choose a third independent audit firm to decide the final net asset value as of December 31, 1997.


            In consideration for the value of the net assets sold, the Company received $3,500,000 in cash, and will receive an unsecured promissory note in a principal amount equal to the difference between (i) amount of the net assets of GTD as of the closing date plus $400,000, and (ii) $3,500,000. The note will have a five year term bearing interest at a rate of 7.5% per annum. Principal payments under the note will amortize over a three year period beginning on the second anniversary of the closing. The note also provides for accelerated payment of principal and interest upon the occurrence of certain events.


            In addition, the Company will receive a $400,000 contingent payment provided STS is in receipt of a certain order from one of its customers. The amount will be payable $100,000 per fiscal quarter beginning three months after STS receives such order.


            The Company will also receive a warrant from STS exercisable for that number of shares of the voting common stock of STS which equals 5% of the issued and outstanding shares of common stock and common stock equivalents immediately following and giving effect to any initial underwritten public offering by STS. In the event that STS is sold, merged or liquidated prior to any such initial underwritten public offering, the Company will receive 15% of the gross proceeds of such transaction that are in excess of $7 million, and the warrant described above will be cancelled.


            The Company has subleased to STS approximately 30,000 square feet plus allowed the use of 10,000 square feet of common areas for a period of five years at an annual rental of $240,000 for the first three years and $264,000 for each of the last two years of the sublease.


F.      Subsequent Events

        On January 29, 1998 the Board of Directors approved a change of its fiscal reporting period to a year end of December 31 from the previous year end of October 31.


        On February 11, 1998 the Company filed a Registration Statement on Form S-3, in which certain stockholders of the Company offered for sale 4,942,900 shares of Class A Common Stock. Of the shares offered, 4,250,000 shares are issuable relative to the conversion of outstanding convertible Series A Preferred Stock and Warrants issued contemporaneously with the Series A Preferred Stock. The remaining 692,900 shares are issuable relative to the exercise of outstanding warrants or options issued to certain stockholders for services rendered to the Company, approximately one half of which were in connection with the sale of the Warrants issued contemporaneously with the Series A Preferred Stock. The Registration Statement was declared effective by the Securities and Exchange Commission on February 19, 1998.


        On February 18, 1998 the Company announced that its Board of Directors had recommended, for approval by shareholders at its 1998 Annual Meeting certain changes to the status of its two classes of common stock. The recommendation is to raise the voting power of Class A common stock from 1/10th of a vote per share to 1 vote per share, to allow holders of Class B common stock to exchange their shares for Class A shares at a conversion ratio of 1.5 shares of Class A issued for every 1 share of Class B converted, compared to the current conversion ratio of 1:1, to eliminate class voting on the election of directors, thereby allowing all common stock to vote together in parity, to eliminate a separate vote by Class B holders on certain corporate transactions, and to change the dividend restriction for Class B stock. Shareholder approval will require the affirmative vote of two-thirds of the votes cast at the Annual Meeting by each of (i) the holders of the Class A stock voting as a separate class, (ii) the holders of the Class B stock voting as a separate class, and (iii) the holders of the Class A stock, Class B stock, and Series A Preferred Stock voting together as a group. Class B stock in any case will no longer be listed on Nasdaq Small Cap effective May 1, 1998.


        On February 19, 1998 the Company purchased the assets of Consilium Inc.'s Health Care & Process business unit for a cash consideration of $1.5 million and the assumption of certain maintenance and warranty obligations.


        On March 3, 1998 the Company dismissed Deloitte & Touche LLP as the principal accountant to audit the Company's financial statements. This dismissal was not the result of any disagreement or dispute concerning accounting or auditing matters or other matters.


        On March 13, 1998 the Company appointed Price Waterhouse LLP as its principal accountant to audit the Company's financial statements for the transition period from November 1, 1997 to December 31, 1997, and for the fiscal year ending December 31 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

         During 1997 the Company operated a Medical Technology Division (the "MTD"), and a Government Technology Division (the "GTD"). On December 31, 1997, following approval by shareholders, the Company sold the GTD (the "GTD Sale") to Strategic Technology Systems, Inc. ("STS"). On January 29, 1998, the Company elected to change its fiscal year so that the annual accounting period will henceforth be from January 1 through December 31. This Quarterly Report on Form 10-Q, for the transition period from November 1, 1997 to December 31, 1997, will not include, except as indicated herein, the operations of the GTD.


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


         The consolidated financial statements of the Company have been restated in order to account for the operations of the GTD as discontinued operations in view of the GTD Sale. In the restatement, all items of income and expense attributable to GTD's operations for all periods presented have been eliminated from consolidation and accounted for on a net basis as discontinued operations. All assets and liabilities of the GTD were sold to STS at the close of business on December 31, 1997, and as such are not presented at December 31, 1997. Accordingly, the following discussion of the Company's financial condition and the results of operations excludes the results of the discontinued operations, except as otherwise indicated.


         In February 1998 the Company purchased certain assets from Consilium, Inc. Refer to "Continuing Operations Overview" below for more information about this acquisition.

Continuing Operations Overview

         Since 1991 the Company has been engaged in the development of products for the regulated manufacturing industry and, most recently, computerized Manufacturing Execution Systems ("MES") for the pharmaceutical and medical device industries. The Company believes the demand for MES in these markets is poised for significant growth over the next several years for a number of reasons.* First, there is growing pressure upon the Company's customer base for compliance with regulations promulgated by the FDA, the International Standards Organization (ISO 9000), and other industry standards such as Good Automated Manufacturing Practices ("GAMP"). Second, there are increasing competetive influences brought on by the business combinations occurring in the customer market and the purchasing power for customer products among HMOs and other benefit programs.


         The Company believes that the PHARMASYST product is a premier, standardized PC-based system running on Microsoft Windows-NT with requisite functionality and documented support required by the pharmaceutical and medical device industries to assist in reducing costs while remaining FDA, ISO 9000, and GAMP compliant. The Company believes that the acquisition of certain assets from Consilium, Inc. in February 1998 further broadens the Company's reach into these industries with the addition of the FlowStream product, a UNIX-based MES targeted at pharmaceutical, medical device and specialty chemical customers. The Company will continue to pursue a leadership position in this market, and intends to explore other potential opportunities for growth in other regulated areas such as food, cosmetics, and chemical industries through ongoing investment in these MES products.*


         The Company has received indications from customers and prospects that compliance with industry standards is an imperative to sales. As such, efforts have been focused on compliance with certain industry standards and the Company believes that both PHARMASYST and FlowStream are compliant with FDA, ISO 9000, and GAMP.* As described above, there is a need for pharmaceutical and medical device manufacturers to have MES products compliant with current Good Manufacturing Practices (cGMP) as established by the FDA. Further, the Company considers the additional costs of compliance with ISO 9000 and GAMP to be prudent investments.*


         The installation of MES is a complex process involving integration of existing hardware platform and systems. A significant factor in successful field installation is the ability of the customer personnel to understand the system, and, in addition to participating in the required training, to accommodate the difference between standard paper systems and electronic methodology. In addition, the system must undergo rigorous testing after installation and may require an extended period of modifications to fully comply with customer requirements, some of which may be at the Company's expense.*


         For use in a manufacturing environment, the system generally has to undergo validation in accordance with defined procedures determining its fitness for use in a regulated environment. The Company currently has two PHARMASYST systems installed and validated, one at a medial device manufacturing plant and the other at a pharmaceutical manufacturing plant. There are 14 validated FlowStream installations at various customer sites. One additional PHARMASYST product and one PHARM2 product are believed to have completed customer testing necessary for validation but have not been formally declared validated by the customer.


         In order to address the needs of the dynamic environment of the Company's customers, the Company must look to continually enhance compliance to industry standards. The Company believes that revenue recognition can be accelerated by incorporating greater functionality in both PHARMASYST and FlowStream, thereby reducing the amount of customization at each customer installation. This reduction in customization could result in shortened time between order placement and subsequent revenue recognition.*


         Personnel are already in place to address product development and enhancement, sales and marketing, and customer support. Management believes absorbing these expenses in advance of revenue generation is essential to facilitating market emergence and near term growth of the Company.*


         Contracts to deliver software which require significant customization or modification for an extended period of time are accounted for under the percentage of completion method. For products or orders which are more standardized in nature, revenue is recognized on delivery. In 1996, the Company determined that its PHARM2(TM) product had become standardized and, generally, PHARM2(TM) license fees are recognized as revenue upon delivery of standard PHARM2(TM); revenue for customization is recognized on a percent completion basis; and revenue from other services is recognized as rendered.


         Software development expenditures are expensed as research and development until a product attains technological feasibility. Thereafter, expenditures are capitalized until products attain commercial viability. The Company established technological feasibility for PHARMASYST(R) in 1993. At December 31, 1997 and including development of PHARM2(TM), PHARMASYST(R) had a capitalized value of $4.1 million after allowing for amortization. Development expenditures for PHARMASYST(R) and other commercial products have consisted primarily of salaries of software engineers and quality assurance staff plus applicable allocated overhead. The amortization period for PHARMASYST(R) and PHARM2(TM) is scheduled to be completed by June 1999 and until then will have a significant effect on earnings.


Results of Discontinued Operations

         During the two-month period ended December 31, 1997, the GTD, after application of loss reserves created previously, incurred losses of $0.7 million. Refer to Note E for more details on the GTD and its sale to Strategic Technolgy Systems, Inc. operations.


Two Months ended December 31, 1997 compared with Three Months ended January 31, 1997


Continuing Operations

Revenues

         Company revenues were $0.3 million in the two months ended December 31, 1997 as compared to $0.3 in the three months ended January 31, 1997. Revenues were below expectations, primarily due to delays in completing software tasks. The Company currently anticipates releasing the next version of its MES product in May 1998 with resulting sales arising in the second half of 1998.*

Cost of Sales

         Cost of sales during the two-month 1997 period increased significantly to $1.4 million from $0.3 million in the quarter ended January 31, 1997, primarily due to salary and labor-related expenses for software development being largely expensed as incurred in the two months ended December 31, 1997, as opposed to the quarter ended January 31, 1997 when salaries were primarily capitalized. In the November-December 1997 period, salary and labor-related expenses in cost of sales were approximately $0.9 million.


Amortization of Software Development Costs

         Amortization of capitalized software increased in the two month period ended December 31, 1997 to $0.6 million as compared to $0.3 million in the quarter ended January 31, 1997. This increase is attributable to the greater capitalization level of software costs in November-December 1997 versus the quarter ended January 31, 1997, combined with the lower amount of remaining amortizable months available to spread capitalized costs over in November-December 1997, as compared to the period ended January 31, 1997.


Research and Development Costs

         Research and development costs were level at approximately $25,000 or less for both of the comparative periods. Research and development costs are incurred to develop future additions to the Company's current product family.


Selling, General and Administrative Expenses

         Company selling, general and administrative expenses increased in the two-month period ended December 31, 1997 to $1.2 million, from $1.0 million in the quarter ended January 31, 1997. This rise was mainly due to increases in professional fees and administrative salary and related expenses.


Interest Expense

         Interest expense in the two-month period ended December 31, 1997 was $0.3 million, as compared to $0.4 million in the quarter ended January 31, 1997. Monthly interest expense has increased as a result of the Company incurring additional debt in May 1997. In the period ended January 31, 1997, the Company had $10 million in debt; in the November-December 1997 period, the Company had debt of $15.5 million. Included in interest expense in each period is $0.1 million of interest on the capitalized building lease maintained by the Company.


Continuing Losses

         The Company incurred a loss from continuing operations before taxes of $3.2 million in the two months ended December 31, 1997, compared to a $1.7 million loss for the quarter ended January 31, 1997. The increased loss was primarily due to low revenues, coupled with a significant increase in cost of sales, more specifically, the increased software development salary and labor-related expenditures of $0.9 million, which are primarily being expensed, and not capitalized, as in the period ended January 31, 1997. Amortization expense also increased significantly to $0.6 million, compared to $0.3 million in the period ended January 31, 1997. The Company expects additional losses in 1998, including amortization expense currently estimated to be $3.3 million.* The Company's ability to achieve profitable operations is dependent upon, among other things, the completion of current development and testing activities for PHARM2 and FlowStream, timely delivery and successful installation and validation of its systems by its customers, and successful competition in the markets in which the Company participates.*


Readiness for the Year 2000

         The Company has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. The Company currently does not believe that it has any material Year 2000 problem with its products and believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on business operations or financial prospects. While no assurances can be given, the Company anticipates converting all of its present infrastructure software systems to currently available software products which are already Year 2000 compliant. The Company cannot anticipate the impact of suppliers and vendors non-compliance with the Year 2000.*


Discontinued Operations

         During the two-month period ended December 31, 1997, the GTD, after application of loss reserves of $1.2 million, incurred a net loss of $0.7 million, compared to a net loss of $0.3 million in the quarter ended January 31, 1997.


Liquidity and Capital Resources

         On December 31, 1997 the Company received a cash payment of $3,500,000 from STS, related to the sale of the GTD net assets to STS. Refer to Note D of the Notes to Consolidated Financial Statements for more information regarding the sale of assets of the GTD to STS.


         Also, in December 1997, the Company sold two installments of the sale of an aggregate of $19 million of convertible preferred stock ("Preferred Stock") and Class A Common Stock Purchase Warrants (the "Warrants"). In December 1997, the Company received cash of $8.0 million related to the first installment of the $19 million sale of Preferred Stock and Warrants. The $8.0 million cash received was net of financing fees of $1.0 million and legal fees of $0.4 million, both of which covered fees for the first and second installments of the $19 million sale. The second installment of $9.6 million was received as cash in January 1998. Refer to Note D and Item 2 of Part II for more information regarding the terms of the Preferred Stock.


         The Company currently believes that cash to be generated by operations and existing capital resources will be sufficient to fund its operations through the end of fiscal 1998. However, in this respect the Company is relying on its leading products, PHARM2(TM) and FlowStream to stimulate new orders. Neither the additional development of the Company's MES products nor the consequential generation of cash can be assured either in time or amount or that such amounts will be sufficient for the Company's needs. In the absence of such orders or the promise thereof, neither of which can be assured, as well as in connection with its expected capital needs for 1999, the Company may elect to seek additional sources of capital and may also elect to reduce the pace of its development of its products or establish other cost reduction measures, which could adversely impact the Company. In the event the Company elects to seek additional capital there can be no assurance that such funds or capital would be available on the terms or in the amounts needed.*


*Forward Looking Statement

         The foregoing contains forward looking information within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward looking statements and paragraphs may be identified by an "asterisk" ("*") or by such forward looking terminology as "may", "will", "believe", "anticipate", or similar words or variations thereof. Such forward looking statements involve certain risks and uncertainties including the particular factors described below in the MD&A Section and throughout this report and in each case actual results may differ materially from such forward looking statements. Successful marketing of PHARM2(TM) and its future contribution to Company revenues depends heavily on, among other things, successful early completion of current test efforts and the necessary corrections to the software permitting timely delivery to customers, none of which can be assured. Other important factors that the Company believes may cause actual results to differ materially from such forward looking statements are discussed in the "Risk Factors" sections in the Company's Registration Statement on Form S-3 (File No. 333-46095) as well as current and previous filings with the Securities and Exchange Commission. In assessing forward looking statements contained herein, readers are urged to read carefully those statements and other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results or events (expressed or implied) will not be realized.

                           PART II. OTHER INFORMATION


Item 2: Changes in Securities

         During December 1997 the Company sold and issued $19 million of convertible preferred stock ("Preferred Stock") and Class A Stock purchase warrants (the "Warrants"). Initially the Company sold and issued $9.375 million of Preferred Stock and Warrants as of December 5, 1997, to several institutional investors. On December 31, 1997, after obtaining shareholder approval, the Company sold and issued a second installment of $9.625 million of Preferred Stock and Warrants to complete the $19 million sale and issuance. The second installment of $9.625 million was received as cash in January 1998. The Preferred Stock and Warranty were issued pursuant to the exemption offered by Regualtion 806 of Regulation D.

         The proceeds of the sale of the Preferred Stock are being used for, and are expected to continue to be used for, continuing development of the Company's MES products, increased marketing activities, working capital and acquisition financing. The Company paid Shoreline Pacific and Cowen & Company, placement agents for the Preferred Shares, and aggregate of $997,500 in placement fees and issued to the placement agents warrants to purchase an aggregate of 101,300 Class A Stock at an exercise price of $15.625 per share. The Company also paid Strategic Growth International, Inc., a financial advisory fee of $435,000 and issued to Strategic warrants purchase 140,000 Class A Stock. Mr. Alexander M. Adelson, a director of the Company and Co-Chairman of the Board, received a financial advisory fee of $190,000 and warrants to purchase 90,000 shares of Class A Stock.


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


         The Preferred Stock is convertible at any time or from time to time into Class A Stock, at a conversion price equal to the lesser of (i) $16.25 per share or (ii) the Weighted Average Price (as defined) of the Class A Stock prior to the conversion date. In any event, no more than 3,040,000 shares of Class A Stock shall be issued upon conversion of all of the Preferred Stock. Any Preferred Stock remaining outstanding because of this limitation may be redeemed at the holder's option for a subordinated 8% promissory note maturing when the Preferred would have matured. The Company has the right, at any time, to redeem all or any part of the outstanding Preferred Stock or subordinated notes at 130% of their original purchase price, subject to certain limitations.


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


         For each $1 million of Preferred Stock purchased, purchasers received five-year warrants to purchase 40,000 shares of Class A Stock exercisable at $16.25 per share. If exercised these would represent an additional 760,000 shares of Class A Stock or up to an aggregate of 3,800,000 shares of Class A Stock resulting from this sale (subject to adjustment in certain circumstances), assuming conversion of all Preferred Stock and exercise of all warrants.


         A registration statement ("Registration Statement") filed with the Securities and Exchange Commission ("SEC") registering for resale the Class A Stock underlying the Preferred Stock, including any Preferred Stock which may be issued as a dividend, and the Warrants, was declared effective by the SEC on February 19, 1998. The holders have agreed, if requested by a managing underwriter, to a maximum 90-day standstill period following any underwritten Company public offering, but not in excess of two such standstills (or more than 90 days) in any 18-month period. In the event a standstill period is effective, the maturity date of the Preferred Stock would be extended by the duration of the standstill period.



Item 4: Submission of Matters to a Vote of Security Holders.

         On December 31, 1997, the GTD Sale, the issuance of additional securities, and the extension of certain option plans were approved by the Company's shareholders at a Special Meeting of Shareholders.


Item 6: Exhibits and Reports on Form 8-K

           (a)   Exhibits - (27) Financial Data Schedule (Edgar filing only.)

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


         The Company filed a Current Report on Form 8-K dated January 29, 1998, filed February 2, 1998, reporting the Company's change in fiscal year.


         The Company filed a Current Report on Form 8-K dated February 19, 1998, filed March 6,1998, reporting the Company's execution of a Definitive Purchase Agreement with Consilium, Inc. under which the Company purchased the assets of Consilium's Health Care and Process business unit for a cash consideration of $1.5 million and the assumption of certain maintenance and warranty obligations.


         The Company filed a Current Report on Form 8-K dated March 3, 1998, filed March 9, 1998, reporting the dismissal of Deloitte & Touche LLP as the principal accountant to audit the Company's financial statements.

         The Company filed a Current Report on Form 8-K dated March 13, 1998, filed March 16, 1998, reporting the appointment of Price Waterhouse LLP as the principal accountant to audit the Company's financial statements.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 16, 1998


                           BASE TEN SYSTEMS, INC.
                           (Registrant)



                            By: /s/  THOMAS E. GARDNER
                            ------------------------------------------------
                                  Thomas E. Gardner
                                  Co-Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



                            By: /s/  WILLIAM F. HACKETT
                            ------------------------------------------------
                                William F. Hackett
                                Senior Vice President and Chief
                                Financial Officer
                                (Principal Financial Officer)

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   March 16, 1998


                           BASE TEN SYSTEMS, INC.
                           (Registrant)



                            By: /s/  THOMAS E. GARDNER
                            ------------------------------------------------
                                  Thomas E. Gardner
                                  Co-Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



                            By: /s/  WILLIAM F. HACKETT
                            ------------------------------------------------
                                William F. Hackett
                                Senior Vice President and Chief
                                Financial Officer
                                (Principal Financial Officer)