Form 10-Q
period 1998-03-31
BASE TEN SYSTEMS INC
filed 1998-05-15
CIK 10242

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998                 Commission File No. 0-7100

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


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


           Title of Class                            Outstanding at May 14, 1998
  Class A Common Stock, $1.00 par value                        9,168,435

  Class B Common Stock, $1.00 par value                          241,031


                             BASE TEN SYSTEMS, INC.

                                AND SUBSIDIARIES

                                      INDEX



Part I.         Financial Information                                             Page

                Consolidated Balance Sheets - March 31, 1998 (unaudited)
                and October 31, 1997 (audited)....................................  1

                Consolidated Statements of Operations -- Three months ended
                March 31, 1998 and April 30, 1997 (unaudited).....................  2

                Consolidated Statements of Shareholders' Equity - Three
                months ended March 31, 1998 (unaudited)...........................  3

                Consolidated Statements of Cash Flows -- Three months ended
                March 31, 1998 and April 30, 1997 (unaudited).....................  4

                Notes to Consolidated Financial Statements........................  5

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................... 12


Part II.        Other Information

                     Item 2:        Changes in Securities......................... 17

                     Item 4:        Submission of Matters to a Vote of Security
                                    Holders....................................... 18

                     Item 6:        Exhibits and Reports on Form 8-K.............. 19


                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                  As of                As of
                                                                                              March 31, 1998      October 31, 1997
                                                                                              --------------      ----------------
                                                                                               (Unaudited)            (Audited)
CURRENT ASSETS:
      Cash..........................................................................      $  10,633,000         $  1,502,000
      Accounts receivable  (including unbilled  receivables of $1,038,000
         at March 31, 1998 and $1,444,000 at October 31, 1997)......................          2,450,000             1,808,000
      Inventories...................................................................            495,000               478,000
      Net assets held for sale......................................................                 --             5,338,000
      Other current assets..........................................................            664,000               566,000
                                                                                           ------------          ------------
        TOTAL CURRENT ASSETS........................................................         14,242,000             9,692,000
PROPERTY, PLANT AND EQUIPMENT.......................................................          5,029,000             4,305,000
RECEIVABLE FROM SALE OF ASSETS......................................................          2,238,000                    --
OTHER ASSETS........................................................................          8,449,000             7,220,000
                                                                                           ------------          ------------
                                                                                           $ 29,958,000          $ 21,217,000
                                                                                           ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable.............................................................        $   1,207,000        $     962,000
      Accrued expenses.............................................................            4,347,000            6,005,000
      Current portion of capital lease obligation..................................               54,000               54,000
                                                                                           -------------        -------------
        TOTAL CURRENT LIABILITIES..................................................            5,608,000            7,021,000
LONG TERM LIABILITIES:
      Long-term debt...............................................................           15,200,000           15,500,000
      Capital lease obligation.....................................................            3,402,000            3,425,000
      Other long-term liabilities..................................................              228,000              253,000
                                                                                            ------------         ------------
        TOTAL LONG-TERM LIABILITIES................................................           18,830,000           19,178,000

SHAREHOLDERS' EQUITY (DEFICIENCY)
      Preferred stock, $1.00 par value,
        950,000  shares  authorized;  issued and outstanding  18,975 shares at March              19,000                   --
        31, 1998...................................................................
      Class A Common Stock, $1.00 par value,
        22,000,000  shares  authorized;  issued and  outstanding  8,076,823 shares at
        March 31, 1998 and 7,768,952 shares at October 31, 1997....................            8,077,000            7,769,000
      Class B Common Stock, $1.00 par value,
        2,000,000 shares  authorized;  issued and outstanding  450,067 shares at March
        31, 1998 and 445,121 shares at October 31, 1997...........................               450,000              445,000
      Additional paid-in capital...................................................           48,021,000           29,458,000
      Deficit......................................................................          (50,916,000)         (42,647,000)
                                                                                            ------------         ------------
                                                                                               5,651,000           (4,975,000)
      Equity adjustment from foreign currency translation..........................             (206,000)            (150,000)
      Unrealized gain on securities available for sale.............................               75,000              143,000
                                                                                            ------------         ------------
                                                                                               5,520,000           (4,982,000)
                                                                                            ------------         ------------
                                                                                            $ 29,958,000         $ 21,217,000
                                                                                            ============         ============

                 See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended        Three Months Ended
                                                                     March 31                  April 30

                                                                       1998                      1997
                                                                       ----                      ----
REVENUE

     Sales...................................................    $         910,000         $         469,000
                                                                 -----------------         -----------------
COSTS AND EXPENSE:

     Cost of sales...........................................            1,573,000                   515,000

     Amortization of software development costs..............              883,000                   338,000

     Research and development................................              140,000                    39,000

     Sales and marketing.....................................            1,165,000                   670,000

     General and administrative..............................            1,305,000                   499,000
                                                                 -----------------         -----------------
                                                                         5,066,000                 2,061,000
                                                                 -----------------         -----------------
OPERATING LOSS...............................................           (4,156,000)               (1,592,000)

OTHER INCOME (EXPENSE).......................................             (239,000)                 (349,000)
                                                                 -----------------         -----------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT
                                                                        (4,395,000)               (1,941,000)

INCOME TAX BENEFIT...........................................                   --                        --
                                                                 -----------------         -----------------
NET LOSS FROM CONTINUING OPERATIONS..........................           (4,395,000)               (1,941,000)
                                                                 -----------------         -----------------
DISCONTINUED OPERATIONS:

LOSS FROM DISCONTINUED OPERATIONS............................                   --                  (492,000)
                                                                 -----------------         -----------------
NET LOSS.....................................................    $      (4,395,000)        $      (2,433,000)
                                                                 =================         =================
LOSS PER COMMON SHARE:
     Continuing Operations...................................                (.58)                     (.25)
     Discontinued Operations.................................                  --                      (.06)
                                                                 -----------------         -----------------
NET LOSS PER COMMON SHARE....................................                (.58)                     (.31)
                                                                 =================         =================
WEIGHTED AVERAGE COMMON SHARES...............................            8,340,000                 7,819,000
                                                                 -----------------         -----------------
LOSS PER COMMON SHARE-ASSUMING DILUTION:
     Continuing Operations...................................                (.58)                     (.25)
     Discontinued Operations.................................                  --                      (.06)
                                                                 -----------------         -----------------
NET LOSS PER COMMON SHARE-ASSUMING DILUTION..................                 (.58)                    (.31)
                                                                 =================         =================
WEIGHTED AVERAGE COMMON SHARES-ASSUMING DILUTION.............            8,340,000                 7,819,000
                                                                 -----------------         -----------------


                 See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                        THREE MONTHS ENDED MARCH 31, 1998

                                   (Unaudited)

                                                                                                                Equity
                                                                                                              Adjustment  Unrealized
                                                                                                                  From      Gain on
                                       Common Stock                 Preferred Stock    Additional               Foreign   Securities
                                       ------------                 ---------------
                             Class A                 Class B                            Paid-in                 Currency   Available
                             -------                 -------
                        Shares      Amount     Shares    Amount     Shares    Amount     Capital     Deficit    Translation for Sale
                        ------      ------     ------    ------     ------    ------     -------     -------    ----------- --------
Balance-
    December 31, 1997  7,828,719   $7,829,000 445,121  $ 445,000     9,375  $ 9,000   $37,991,000  $(46,521,000) $(195,000) $ 62,000

Conversions of:
     Class B Common
     to Class A Common        --           --      --         --        --       --            --            --          --       --

     Preferred Stock
     to Class A Common    80,000       80,000      --         --      (500)      --       (80,000)           --          --       --

     Convertible
     Debenture to
     Class A Common       58,795       59,000      --         --        --       --       241,000            --          --       --

Exercise of options       90,250       90,000   4,946       5,000       --       --       366,000            --          --       --

Issuance of Common
   Stock                  19,059       19,000      --         --        --       --        89,000            --          --       --

Issuance of Preferred
   Stock                      --           --      --         --    10,100   10,000     9,414,000            --          --       --

Foreign currency
   translation                --           --      --         --        --       --            --            --     (11,000)      --

Unrealized  gain  on
  securities
  available for sale          --           --      --         --        --       --            --            --          --   13,000

Net loss                      --           --      --         --        --       --            --    (4,395,000)         --       --
                       ---------   ---------- -------   --------    ------  --------  -----------  ------------  -----------  ------
Balance -
    March 31, 1998     8,076,823   $8,077,000 450,067   $450,000    18,975  $ 19,000  $48,021,000  $(50,916,000) $ (206,000) $75,000
                       =========   ========== =======   ========    ======  ========  ===========  ============  ==========  =======


                      See Notes to Consolidated Statements


                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended March      Three Months Ended
                                                                                  31,                     April 30
                                                                      ---------------------------- ------------------------
                                                                                  1998                      1997
                                                                                  ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss.......................................................        $(4,395,000)                $ (2,433,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:
      Depreciation and amortization..................................            950,000                      461,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable............................................           (867,000)                     764,000
      Inventories....................................................           (174,000)                    (603,000)
      Employee loan receivable - net of current portion..............                 --                       22,000
      Other current assets...........................................           (121,000)                     (13,000)
      Accounts payable and accrued expenses..........................           (961,000)                      59,000
      Other assets...................................................           (542,000)                  (1,239,000)
                                                                             -----------                  -----------
      NET CASH USED IN OPERATIONS....................................         (6,110,000)                  (2,982,000)
                                                                             -----------                  -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to property, plant and equipment-net.................           (258,000)                    (169,000)
      Purchase of assets related to FlowStream product...............         (2,068,000)                          --
                                                                             -----------                  -----------
      NET CASH USED IN INVESTING ACTIVITIES..........................         (2,326,000)                    (169,000)
                                                                             -----------                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of amounts borrowed..................................            (31,000)                     (10,000)
      Proceeds from issuance of common and preferred stock...........          9,993,000                      553,000
                                                                             -----------                  -----------
      NET CASH PROVIDED FROM FINANCING ACTIVITIES....................          9,962,000                      543,000
      Effect of exchange rate changes on cash........................            (11,000)                     (17,000)
                                                                             -----------                  -----------
NET INCREASE (DECREASE) IN CASH......................................          1,515,000                   (2,625,000)
CASH, beginning of period............................................          9,118,000                    5,273,000
                                                                             -----------                  -----------
CASH, end of period..................................................        $10,633,000                    2,648,000
                                                                             ===========                 ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest.......................        $   579,000                 $    615,000
                                                                             -----------                  -----------

                 See Notes to Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1998

                                   (Unaudited)

A.      Description of Business

        Base Ten Systems, Inc. ("Base Ten" or the "Company") is engaged in the development of commercial applications focused on manufacturing execution systems, medical screening and image processing software. For the period ended April 30, 1997, the Company was also engaged, through its Government Technology Division, in the design and manufacture of electronic systems employing safety critical software for the defense industry. Effective December 31, 1997, the Government Technology Division was sold by the Company. See Note F below.


B.      Summary of Significant Accounting Policies

        1. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.


                      Certain  information  and  footnote  disclosures  normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

                      As a result  of the  change  of the  fiscal  year end from
                October 31st to December 31st, the quarterly comparisons are between the first calendar quarter for 1998 and the second fiscal quarter for 1997, as indicated in the financial statements. The first quarter of 1998 includes the months of January, February and March; the comparative second quarter of fiscal year 1997 includes the months of February, March and April. Although there is a difference of one calendar month, management does not believe that the difference is significant.


        2. Basis of Presentation - The consolidated financial statements include the accounts of Base Ten and its subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated. As discussed more thoroughly in Note F, the results of operations of the Government Technology Division have been reported separately as discontinued operations for the period ended April 30, 1997. Net assets of the GTD were sold to Strategic Technology Systems, Inc. ("STS") at the close of business on December 31, 1997 and as such are not presented at March 31, 1998. Net assets of the GTD are reported as net assets held for sale at October 31, 1997.


                      3. Recently Issued Accounting Standards - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, the Company implemented SFAS No. 128 for periods ended after December 15, 1997 (see Note B-4).


                      In June 1997,  the Financial  Accounting  Standards  Board
                issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS no. 130"). SFAS No. 130 applies to all companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 has not had a material impact on the financial statements.


                      In June 1997,  the Financial  Accounting  Standards  Board
                issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company has only one operating segment - providing software products and services to FDA regulated industries. Management believes the adoption of SFAS No. 131 has not had a material impact on the financial statements.


                      In October  1997,  the  American  Institute  of  Certified
                Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition," which is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Statement of Position governs the recognition of revenue by enterprises that license, sell, lease or otherwise market software, except where software is incidental to the products or services being offered as a whole. Application of this Statement of Position has not had a material impact on the financial statements.


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


                                                                            Three Months               Three Months
                                                                           Ended March 31,           Ended April 30,
                                                                         --------------------        ---------------
                                                                               1998                         1997
                                                                               ----                         ----
Loss per common share:
Net Loss.........................................................        $ (4,395,000)                $ (2,433,000)
Less:  Preferred stock dividends.................................            (475,000)                          --
                                                                         -------------                -------------
Net Loss to common shareholders (numerator)......................          (4,870,000)                  (2,433,000)
                                                                         =============                =============
Weighted average shares (denominator)............................           8,340,000                    7,819,000
                                                                         -------------                -------------
Net loss per common share .......................................                (.58)                        (.31)
                                                                         =============                =============
Loss per common share-assuming dilution:
Net Loss ........................................................        $ (4,395,000)                $ (2,433,000)
Less:  Preferred stock dividends.................................            (475,000)                          --
                                                                         -------------                -------------
Net Loss to common shareholders (numerator)......................          (4,870,000)                  (2,433,000)
                                                                         =============                =============
Weighted average shares..........................................           8,340,000                    7,819,000
Effect of Dilutive Options/Warrants..............................                  --                           --
                                                                         -------------                -------------
Weighted averages shares-assuming dilution (denominator)                    8,340,000                    7,819,000
                                                                         -------------                -------------
Net loss per common share.......................................                 (.58)                        (.31)
                                                                         =============                =============


                      During the three months ended March 31, 1998 and April 30,
                1997, there were no outstanding options included in the computation of diluted EPS as the Company had a net loss, and the effect of stock options, warrants and stock conversions would be anti-dilutive to earnings per share.


        1. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


        2. Investments - The Company accounts for its investments using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders' equity.


                      Management   determines  the  proper   classifications  of
                investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 1998 and October 31, 1997, all securities covered by FAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at March 31, 1998 and October 31, 1997, consisted of common stock with a cost basis of $50,000 and $150,000. Differences between cost and market of $75,000 and $143,000 were included as a separate component of shareholder's equity, "unrealized gain on securities available for sale", as of March 31, 1998 and October 31, 1997, respectively.


        3. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.


C.       Acquisitions

        On February 19, 1998, the Company acquired certain assets and assumed certain liabilities of Consilium, Inc. ("Consilium"), for approximately $2,068,000, including transaction costs. This acquisition has been accounted for under the purchase method. Intangible assets of $2,450,000, which are included in other assets, are being amortized on the straight-line method over periods not exceeding seven years. The agreement also provides for additional payments based upon a percentage of the excess of targeted sales of the "FlowStream" product, as defined, for the years ended December 31, 1998 and 1999, respectively.

D.      Inventories


                                                                          March 31, 1998      October 31, 1997
                                                                           --------------      ----------------
             Raw materials..............................................  $  35,000              $  32,000
             Work in progress...........................................    272,000                252,000
             Finished goods.............................................    218,000                201,000
                                                                           --------------      ----------------
                                                                            525,000                485,000
             Less advance payments......................................     30,000                  7,000
                                                                           --------------      ----------------
                                                                          $ 495,000              $ 478,000


E.      Sale of Convertible Preferred Stock

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


        The Preferred Stock has a term of three years and pays a cumulative dividend of 8.0% per annum during any quarter in which the closing bid price for the Class A Stock is less than $8.00 for any ten consecutive trading days. An equivalent payment is payable to any holder of Preferred Stock which is subject during any quarter to a standstill period following a Company underwritten public offering or which is non-convertible because of the limitations described below. Such dividends and payments are payable only prior to conversion and payable in cash or additional Preferred Stock at Base Ten's option; however, if the Company elects to pay the dividend in Preferred Stock, the amount of such payment will be 125% of the cash amount. During the first quarter of 1998, the Company's Class A Stock closing bid price was below $8.00 for more than ten consecutive trading days. The Company paid the dividend to its Preferred Stock shareholders in additional Preferred Stock.


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


        For each $1 million of Preferred Stock purchased, purchasers received five-year warrants to purchase 40,000 shares of Class A Stock exercisable at $16.25 per share. If exercised these would represent an additional 760,000 shares of Class A Stock, or up to an aggregate of 3,800,000 shares of Class A Stock resulting from this sale (subject to adjustment in certain circumstances), assuming conversion of all Preferred Stock and exercise of all warrants.


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


F.      Discontinued Operations

        On October 27, 1997 the Company entered into an agreement to sell its Government Technology Division ("GTD") to Strategic Technology Systems, Inc. ("STS"). Accordingly, the operating results of the GTD have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations for the period ended April 30, 1997.

        The net assets of the GTD were sold to STS at the close of business on December 31, 1997, and as such are not presented at March 31, 1998. The net assets of the GTD are included in the consolidated balance sheet as of October 31, 1997 under "Net Assets Held For Sale." The composition of the net assets at October 31, 1997 is as follows:

        ------------------------------------------------------------------------

         Net Assets of the GTD to be sold to STS as of October 31, 1997
        ------------------------------------------------------------------------
              Current assets                                      $ 6,105,000
              Property and equipment-net                              631,000
              Current liabilities                                  (1,398,000)
                                                                  -----------
                  TOTAL NET ASSETS                                $ 5,338,000
                                                                  ===========

        The agreement between the Company and STS, in general, requires that the selling price of the net assets, on the closing date of December 31, 1997, be equal to the lower of the aggregate net asset value as of October 31, 1997 or December 31, 1997. As of the filing date of this Form 10-Q, the Company and STS have not agreed on the final net asset valuation as of December 31, 1997. As a result, the Company has recorded a receivable from STS at March 31, 1998 based on the agreed upon net asset value at October 31, 1997. The Company does not currently anticipate a material adverse effect to its financial statements as presented herein as a result of this treatment of the net asset valuation and related amounts receivable from STS. If the Company and STS can not agree on the final valuation of the net assets at December 31, 1997, the agreement provides for an arbitration process which would require two independent audit firms to make the final determination. If these two audit firms can not come to agreement, they would choose a third independent audit firm to decide the final net asset value as of December 31, 1997.


        In consideration for the value of the net assets sold, the Company received $3,500,000 in cash, and will receive an unsecured promissory note in a principal amount equal to the difference between (i) the amount of the net assets of GTD as of the closing date plus $400,000, and (ii) $3,500,000. The note will have a five year term bearing interest at a rate of 7.5% per annum. Principal payments under the note will amortize over a three year period beginning on the second anniversary of the closing. The note also provides for accelerated payment of principal and interest upon the occurrence of certain events.


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


        The Company has subleased to STS approximately 30,000 square feet of space plus allowed the use of 10,000 square feet of common areas for a period of five years at an annual rental of $240,000 for the first three years and $264,000 for each of the last two years of the sublease.

G.      Subsequent Events

        On April 16, 1998, the Company held its Annual Shareholders' Meeting. At the meeting, the following were approved by the shareholders: (1) the election of Messrs. Alan S. Poole, William Sword, Thomas E. Gardner and David C. Batten to the Board of Directors, (2) the amendment of the Certificate of Incorporation to modify certain terms of the Class A Common Stock and the Class B Common Stock (see below), and to increase the authorized Class A Common Stock from 22 million shares to 40 million shares, (3) the adoption of three equity plans, and (4) the issuance and grant of certain options and warrants. A certificate of amendment reflecting item (2) above was filed with the New Jersey Secretary of State and is now effective.


        The modifications to the terms of the Class A and Class B Common Stock increased the exchange ratio for conversion of Class B Common Stock into Class A Commonn Stock from 1:1 to 1:1.5; changed the voting rights of the Class A Common Stock and the Class B Common Stock with respect to the election of directors so that the directors of the Company will be elected by holders of Class A Common Stock and Class B Common Stock voting together as a single class; made the voting rights of both classes the same so that they have the same voting power; eliminated a separate class vote of Class B Common Stock holders on certain corporate transactions; and changed the dividend restriction so that Class A Common Stock and Class B Common Stock receive the same dividends.


        During April and May 1998, certain holders of the Company's Convertible Term Debentures converted their holdings into Class A Common Stock. $3.5 million of Convertible Term Debentures were converted into 757,098 shares of Class A Common Stock as of May 14, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

        During 1997 the Company operated a Medical Technology Division (the "MTD"), and a Government Technology Division (the "GTD"). On December 31, 1997, following approval by shareholders, the Company sold the GTD (the "GTD Sale") to Strategic Technology Systems, Inc. ("STS"). On January 29, 1998, the Company elected to change its fiscal year so that the annual accounting period will henceforth be from January 1 through December 31. This Quarterly Report on Form 10-Q, for the period ended March 31, 1998, will not include, except as indicated herein, the operations of the GTD.


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


        The consolidated financial statements of the Company have been restated in order to account for the operations of the GTD as discontinued operations in view of the GTD Sale. In the restatement, all items of income and expense attributable to GTD's operations for all periods presented have been eliminated from consolidation and accounted for on a net basis as discontinued operations. All assets and liabilities of the GTD were sold to STS at the close of business on December 31, 1997, and as such are not presented at March 31, 1998. Accordingly, the following discussion of the Company's financial condition and the results of operations excludes the results of the discontinued operations, except as otherwise indicated.


        In February 1998, the Company purchased certain assets from Consilium, Inc. Refer to Note C in the Notes to Consolidated Financial Statements and the "Continuing Operations Overview" below for more information about this acquisition.


Continuing Operations Overview

        Since 1991 the Company has been engaged in the development of products for the regulated manufacturing industry and, most recently, computerized Manufacturing Execution Systems ("MES") for the pharmaceutical and medical device industries. The Company believes the demand for MES in these markets is poised for significant growth over the next several years for a number of reasons.* First, there is growing pressure upon the Company's customer base for compliance with regulations promulgated by the FDA, the International Standards Organization (ISO 9000), and other industry standards such as Good Automated Manufacturing Practices ("GAMP"). Second, there are increasing competitive influences brought on by the business combinations occurring in the customer market and the purchasing power for customer products among HMOs and other benefit programs.


        The Company believes that the PHARMASYST product is a premier, standardized PC-based systems running on Microsoft Windows-NT with requisite functionality and documented support required by the pharmaceutical and medical device industries to assist in reducing costs while remaining FDA, ISO 9000, and GAMP compliant. The Company believes that the acquisition of certain assets from Consilium, Inc. in February 1998 further broadens the Company's reach into these industries with the addition of the FlowStream product, a UNIX-based MES targeted at pharmaceutical, medical device and specialty chemical customers. The Company will continue to pursue a leadership position in this market, and intends to explore other potential opportunities for growth in other regulated areas such as food, cosmetics, and chemical industries through ongoing investment in these MES products.*


        The Company has received indications from customers and prospects that compliance with industry standards is an imperative to sales. As such, efforts have been focused on compliance with certain industry standards and the Company believes that both PHARMASYST and FlowStream are compliant with FDA, ISO 9000, and GAMP.* As described above, there is a need for pharmaceutical and medical device manufacturers to have MES products compliant with current Good Manufacturing Practices (cGMP) as established by the FDA. Further, the Company considers the additional costs of compliance with ISO 9000 and GAMP to be prudent investments.*


        The installation of MES is complex process involving integration of existing hardware platform and systems. A significant factor in successful field installation is the ability of the customer personnel to understand the system and, in addition to participating in the required training, to accommodate the difference between standard paper systems and electronic methodology. In addition, the system must undergo rigorous testing after installation and may require an extended period of modifications to fully comply with customer requirements, some of which may be at the Company's expense.*


        For use in a manufacturing environment, the system generally has to undergo validation in accordance with defined procedures determining its fitness for use in a regulated environment. The Company currently has two PHARMASYST systems installed and validated, one at a medical device manufacturing plant and the other at a pharmaceutical manufacturing plant. There are 14 validated FlowStream installations at various customer sites. One additional PHARMASYST product and one PHARM2 product are believed to have completed customer testing necessary for validation but have not been formally declared validated by the customer.


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


        Software development expenditures are expensed as research and development until a product attains technological feasibility. Thereafter, expenditures are capitalized until products attain commercial viability. The Company established technological feasibility for PHARMASYST(R) in 1993. At March 31, 1998 and including development of PHARM2(TM), PHARMASYST(R) had a capitalized value of $3.7 million after allowing for amortization. Development expenditures for PHARMASYST(R) and other commercial products have consisted primarily of salaries of software engineers and quality assurance staff plus applicable allocated overhead. The amortization period for PHARMASYST(R) and PHARM2(TM) is scheduled to be completed by June 1999 and until then will have a significant effect on earnings.


Three  Months  ended March 31, 1998  compared  with Three Months ended April 30,
1997.

Continuing Operations

Revenues

        Company revenues were $0.9 million in the period ended March 31, 1998 as compared to $0.5 million in the three months ended April 30, 1997. Of the $0.4 million increase in revenues, $0.2 million was related to the FlowStream product. The Company currently anticipates releasing the next version of its MES product in the second quarter of 1998 with resulting sales arising in the second half of 1998.*


Cost of Sales

        Cost of sales during the period ended March 31, 1998 increased significantly to $1.6 million from $0.5 million in the quarter ended April 30, 1997, primarily due to salary and labor-related expenses for software development being largely expensed as incurred in the quarter ended March 31, 1998, as opposed to the quarter ended April 30, 1997 when salaries were primarily capitalized. In the 1998 period, salary and labor-related expenses in cost of sales were approximately $1.2 million.


Amortization of Software Development Costs

        Amortization of capitalized software increased in the 1998 period to $0.9 million, as compared to $0.3 million in the 1997 period. This increase is attributable to the greater capitalization level of software costs in the first quarter of 1998 versus the quarter ended April 30, 1997, combined with the lower amount of remaining amortizable months available to spread capitalized costs over in the 1998 period, as compared to the 1997 period.


Research and Development Costs

        Research and development costs increased to $140,000 in the 1998 period as compared to $39,000 in the 1997 period. The increase is related to additional salaries and related expenses in the 1998 period. Research and development costs are incurred to develop future additions to the Company's current product family.


Sales and Marketing Expenses

        Company sales and marketing expenses increased significantly in the 1998 period to $1.2 million, from $0.7 million in the quarter ended April 30, 1997. This rise was mainly due to increases in salary and related expenses resulting from the hiring of additional personnel.


General and Administrative Expenses

        Company general and administrative expenses increased significantly in the 1998 period to $1.3 million, from $0.5 million in the comparable 1997 period. This rise was mainly due to increases in consulting and professional fees and administrative salary and related expenses. Also, a portion of the general and administrative expenses in the comparable period in 1997 were allocated to the prior government division, and, therefore, are included in discontinued operations for the 1997 period.


Other Expense

        Other expense decreased from $0.3 million in the 1997 period to $0.2 million in the 1998 period. Other expense in 1998 is primarily comprised of interest expense of $0.5 million, offset by $0.2 million of interest income and $0.1 million of other income. In the 1997 period, other expense is mainly comprised of interest expense. Interest expense increased in the 1998 period as a result of a higher level of debt; interest income increased in the 1998 period as a result of higher cash balances available to earn interest.


Continuing Losses

        The Company incurred a net loss of $4.4 million in the quarter ended March 31, 1998, compared to a $1.9 million net loss from continuing operations for the quarter ended April 30, 1997. The increased loss was primarily due to low revenues, coupled with significant increases in all expense categories. More specifically, the Company has increased headcount and resulting salary and related expenses in software development, research and development, sales and administration. In addition, software development salaries are primarily being expensed, and not capitalized, as they were in the 1997 period. Amortization expense also increased significantly to $0.9 million, compared to $0.3 million in the period ended April 30, 1997. The Company expects additional losses for the balance of 1998, including amortization expense currently estimated to be $3.5 million for the 1998 year.* The Company's ability to achieve profitable operations is dependent upon, among other things, the completion of current development and testing activities for PHARM2 and FlowStream, timely delivery and successful installation and validation of its systems by its customers, and successful competition in the markets in which the Company participates. *


Readiness for the Year 2000

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

        On December 31, 1997 the Company received a cash payment of $3,500,000 from STS, related to the sale of the GTD net assets to STS. Refer to Note F of the Notes to Consolidated Financial Statements for more information regarding the sale of assets of the GTD to STS.


        Also, in December 1997, the Company sold two installments of the sale of an aggregate of $19 million of convertible preferred stock ("Preferred Stock") and Class A Common Stock Purchase Warrants (the "Warrants"). In December 1997, the Company received cash of $8.0 million related to the first installment of the $19 million sale of Preferred Stock and Warrants. The $8.0 million cash received was net of financing fees of $1.0 million and legal fees of $0.4 million, both of which covered fees for the first and second installments of the $19 million sale. The second installment of $9.6 million was received as cash in January 1998. Refer to Note E and Item 2 of Part II for more information regarding the terms of the Preferred Stock.


        The Company had $10.6 million of cash at March 31, 1998, and currently believes that cash to be generated by operations and existing capital resources will be sufficient to fund its operations through the end of fiscal 1998. However, in this respect, the Company is relying on its leading products, PHARM2(TM) and FlowStream to stimulate new orders. Neither the additional development of the Company's MES products nor the consequential generation of cash can be assured, either in time or amount, or that such amounts will be sufficient for the Company's needs. In the absence of such orders or the promise thereof, neither of which can be assured, as well as in connection with its expected capital needs for 1999, the Company may elect to seek additional sources of capital and may also elect to reduce the pace of its development of its products or establish other cost reduction measures, which could adversely impact the Company. In the event the Company elects to seek additional capital there can be no assurance that such funds or capital would be available on the terms or in the amounts needed.*


*Forward Looking Statement

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

                           PART II. OTHER INFORMATION


Item 2:         Changes in Securities

        Sale  and  Issuance  of $19  Million  Convertible  Preferred  Stock  and
        Warrants

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


        For each $1 million of Preferred Stock purchased, purchasers received five-year warrants to purchase 40,000 shares of Class A Stock exercisable at $16.25 per share. If exercised these would represent an additional 760,000 shares of Class A Stock, or up to an aggregate of 3,800,000 shares of Class A Stock resulting from this sale (subject to adjustment in certain circumstances), assuming conversion of all Preferred Stock and exercise of all warrants.


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


        Conversion of Convertible Term Debentures to Class A Common Stock

        During March 1998, $300,000 of Convertible Term Debentures were converted to 58,795 shares of Class A Common Stock. At March 31, 1998, after the effect of this conversion, the Company had $15,200,000 of Convertible Term Debentures on its balance sheet.


        In April and May 1998, an additional $3,500,000 of Convertible Term Debentures were converted to 757,098 shares of Class A Common Stock.


        Conversion of Convertible Preferred Stock to Class A Common Stock

        During March 1998, 500 shares of Convertible Preferred Stock were converted to 80,000 shares of Class A Common Stock.


Item 4:         Submission of Matters to a Vote of Security Holders.


        On April 16, 1998, the Company held its Annual Shareholders' Meeting. At the meeting, the following were approved by the shareholders: (1) the election of Messrs. Alan S. Poole, William Sword, Thomas E. Gardner and David C. Batten to the Board of Directors, (2) the amendment of the Certificate of Incorporation to modify certain terms of the Class A Common Stock and the Class B Common Stock (see below), and to increase the authorized Class A Common Stock from 22 million shares to 40 million shares, (3) the adoption of three equity plans, and (4) the issuance and grant of certain options and warrants. A certificate of amendment reflecting item (2) above was filed with the New Jersey Secretary of State and is now effective.

        The modifications to the terms of the Class A and Class B Common Stock increased the exchange ratio for conversion of Class B Common Stock into Class A Commonn Stock from 1:1 to 1:1.5; changed the voting rights of the Class A Common Stock and the Class B Common Stock with respect to the election of directors so that the directors of the Company will be elected by holders of Class A Common Stock and Class B Common Stock voting together as a single class; made the voting rights of both classes the same so that they have the same voting power; eliminated a separate class vote of Class B Common Stock holders on certain corporate transactions; and changed the dividend restriction so that Class A Common Stock and Class B Common Stock receive the same dividends.

        In December 1997, the National Association of Securities Dealers, Inc. (the "NASD"), notified the Company that it proposed to de-list the Class B Common Stock from the Nasdaq SmallCap Market because the number of holders of Class B Common Stock appears to have fallen below 300 beneficial owners. The Company proposed these amendments to alleviate certain of the negative impact of such delisting of the Class B Common Stock, and the NASD granted to the Company a temporary exception, until May 1, 1998, in order to permit the Company to effect these amendments. Following the close of business on May 1, 1998, the Class B Common Stock is no longer listed on the Nasdaq SmallCap Market. The Class A Common Stock continues to be listed on the Nasdaq National Market


Item 6:         Exhibits and Reports on Form 8-K

           (a)   Exhibits - (27) Financial Data Schedule (Edgar filing only.)

           (b)    Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on January 9, 1998, for the completion of the sale of the Government Technology Division and for the second and final installment of the sale of $19 million of Convertible Preferred Shares.


        The Company filed a Current Report on Form 8-K dated January 29, 1998, filed February 2, 1998, reporting the Company's change in fiscal year from October 31 to December 31.


        The Company filed a Current Report on Form 8-K dated February 19, 1998, filed March 6,1998, reporting the Company's execution of a Definitive Purchase Agreement with Consilium, Inc. under which the Company purchased the assets of Consilium's Health Care and Process business unit for a cash consideration of $1.5 million and the assumption of certain maintenance and warranty obligations.


        The Company filed a Current Report on Form 8-K dated March 3,1998, filed March 9, 1998, reporting the dismissal of Deloitte & Touche LLP as the principal accountant to audit the Company's financial statements.


        The Company filed a Current Report on Form 8-K dated March 13, 1998, filed March 16, 1998, reporting the appointment of Price Waterhouse LLP as the principal accountant to audit the Company's financial statements.


        The Company filed a Current Report on Form 8-K dated April 16, 1998, filed April 23, 1998, reporting that at the Company's Annual Shareholders'
Meeting of April 16, 1998, the shareholders of the Company approved the amendment of the Certificate of Incorporation to modify certain terms of the Class A Common Stock and the Class B Common Stock. The modifications to the terms of the Class A and Class B Common Stock increased the exchange ratio for conversion of Class B Common Stock into Class A Common Stock from 1:1 to 1:1.5; changed the voting rights of the Class A Common Stock and the Class B Common Stock with respect to the election of directors so that the directors of the Company will be elected by holders of Class A Common Stock and Class B Common Stock voting together as a single class; made the voting rights of both classes the same so that they have the same voting power; eliminated a separate class vote of Class B Common Stock holders on certain corporate transactions; and changed the dividend restriction so that Class A Common Stock and Class B Common Stock receive the same dividends.

        The Company filed a Current Report on Form 8-K/A - Amendment No. 1 dated February 19, 1998, filed May 5, 1998, reporting that the Company amended Item 7 of its previously filed Report on Form 8-K. This amendment stated that the financial statements required by Item 7(a) of the Form 8-K are not included in this Report because they were not currently available to the Company. If upon further examination the Company determined that the assets purchased by the Company require a change in the classification of the transaction previously reported as an "Item 2" event to the classification of the transaction as an "Item 5" event, the Company would proceed to amend this Report accordingly. Proforma financial statements required under Item 7(b) of the Form 8-K were included in this Report.

        The Company filed a Current Report on Form 8-K/A - Amendment No. 2 dated February 19, 1998, filed May 11, 1998, reporting that the Company amended the classification of the transaction previously reported as an "Item 2" event to the classification of the tranaaction as an "Item 5" event. Upon further examination of the transaction, the Company determined that the assets purchased by the Company did not involve a "business," as that term is defined in Rule 11-01(d) of Regulation S-X.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      May 15, 1998
                               BASE TEN SYSTEMS, INC.
                               (Registrant)



                               By:   THOMAS E. GARDNER
                               -------------------------------------------------
                                     Thomas E. Gardner
                                     Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



                               By:   WILLIAM F. HACKETT
                               -------------------------------------------------
                                     William F. Hackett
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer)

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:      May 15, 1998
                               BASE TEN SYSTEMS, INC.
                               (Registrant)



                               By:
                               -------------------------------------------------
                                     Thomas E. Gardner
                                     Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



                               By:
                               -------------------------------------------------
                                     William F. Hackett
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer)