Form 10-Q
period 1998-06-30
BASE TEN SYSTEMS INC
filed 1998-08-13
CIK 10242

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998                   Commission File No. 0-7100

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


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



         TITLE OF CLASS                       OUTSTANDING AT AUGUST 12, 1998

Class A Common Stock, $1.00 par value                 10,091,951

Class B Common Stock, $1.00 par value                     79,685

                             BASE TEN SYSTEMS, INC.

                                AND SUBSIDIARIES

                                      INDEX



Part I.  Financial Information                                            Page

         Consolidated Balance Sheets -- June 30, 1998 (unaudited)
         and October 31, 1997 (audited)...................................   1

         Consolidated Statements of Operations -- Three months and six months ended June 30, 1998 and July 31, 1997 (unaudited)...................2

         Consolidated Statements of Shareholders' Equity -- Six
         months ended June 30, 1998 (unaudited)..............................3

         Consolidated Statements of Cash Flows -- Six months ended
         June 30, 1998 and July 31, 1997 (unaudited).........................4

         Notes to Consolidated Financial Statements..........................5


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................11


Part II. Other Information

         Item 2:    Changes in Securities...................................18

         Item 4:    Submission of Matters to a Vote of Security Holders.....19

         Item 6:    Exhibits and Reports on Form 8-K........................20

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                 AS OF                     AS OF
                                                                            JUNE 30, 1998            OCTOBER 31, 1997
                                                                            -------------            ----------------
                                                                             (UNAUDITED)                  (AUDITED)
CURRENT ASSETS:
      Cash..............................................................   $  4,704,000               $  1,502,000
      Accounts  receivable  (including  unbilled  receivables of
         $915,000 at June 30, 1998 and $1,444,000 at October 31, 1997)..      3,216,000                  1,808,000
      Net assets held for sale..........................................             --                  5,338,000
      Other current assets (including inventories of $286,000 at June 30,
      1998 and $478,000 at October 31, 1997)............................        860,000                  1,044,000
                                                                         -----------------           -----------------
        TOTAL CURRENT ASSETS............................................      8,780,000                  9,692,000

PROPERTY, PLANT AND EQUIPMENT...........................................      5,517,000                  4,305,000
NOTE RECEIVABLE.........................................................      1,975,000                         --
OTHER ASSETS............................................................      7,852,000                  7,220,000
                                                                         -----------------           -----------------
                                                                           $ 24,124,000              $  21,217,000
                                                                         =================           =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable..................................................   $    915,000              $     962,000
      Accrued expenses..................................................      3,447,000                  6,005,000
      Current portion of capital lease obligation.......................         54,000                     54,000
                                                                         -----------------           -----------------
        TOTAL CURRENT LIABILITIES.......................................      4,416,000                  7,021,000

LONG TERM LIABILITIES:
      Long-term debt....................................................     11,700,000                 15,500,000
      Capital lease obligation..........................................      3,388,000                  3,425,000
      Other long-term liabilities.......................................        228,000                    253,000
                                                                         -----------------           -----------------
        TOTAL LONG-TERM LIABILITIES.....................................     15,316,000                 19,178,000

SHAREHOLDERS' EQUITY (DEFICIENCY)
      Preferred stock, $1.00 par value,
        950,000 shares authorized; issued and outstanding
        19,308 shares at June 30, 1998.................................          19,000                         --
      Class A Common Stock, $1.00 par value,
        40,000,000 shares authorized; issued and outstanding 9,472,648 shares at June 30, 1998 and 7,768,952 shares at October 31,
        1997...........................................................       9,473,000                  7,769,000
      Class B Common Stock, $1.00 par value,
        2,000,000 shares authorized; issued and outstanding 85,678 shares
        at June 30, 1998 and 445,121 shares at October 31, 1997                  86,000                    445,000
      Additional paid-in capital.......................................      50,789,000                 29,458,000
      Deficit..........................................................     (55,814,000)               (42,647,000)
                                                                         -----------------           -----------------
                                                                              4,553,000                 (4,975,000)
      Equity adjustment from foreign currency translation..............        (236,000)                  (150,000)
      Unrealized gain on securities available for sale.................          75,000                    143,000
                                                                         -----------------           -----------------
                                                                              4,392,000                 (4,982,000)
                                                                         -----------------           -----------------
                                                                           $ 24,124,000               $ 21,217,000
                                                                         =================           =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                           ------------------                            ----------------
                                                   JUNE 30, 1998         JULY 31, 1997         JUNE 30, 1998         JULY 31, 1997
                                                   -------------         -------------         -------------         -------------
REVENUE

     Sales......................................   $   2,052,000         $     888,000         $   2,963,000         $   1,357,000
                                                   -------------         -------------         -------------         -------------
COSTS AND EXPENSE:

     Cost of sales..............................       2,716,000             1,178,000             4,328,000             1,693,000

     Amortization of software development costs.         927,000               440,000             1,810,000               778,000

     Research and development...................         194,000                45,000               334,000                84,000

     Sales and marketing........................       1,017,000               629,000             2,213,000             1,299,000

     General and administrative.................       1,892,000               499,000             3,128,000               998,000
                                                   -------------         -------------         -------------         -------------
                                                       6,746,000             2,791,000            11,813,000             4,852,000
                                                   -------------         -------------         -------------         -------------
OPERATING LOSS..................................      (4,694,000)           (1,903,000)           (8,850,000)           (3,495,000)

OTHER INCOME (EXPENSE)..........................        (204,000)             (389,000)             (443,000)             (738,000)
                                                   -------------         -------------         -------------         -------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAX BENEFIT                                           (4,898,000)           (2,292,000)           (9,293,000)           (4,233,000)

INCOME TAX BENEFIT..............................              --                    --                    --                    --
                                                   -------------         -------------         -------------         -------------
NET LOSS FROM CONTINUING OPERATIONS.............      (4,898,000)           (2,292,000)           (9,293,000)           (4,233,000)
                                                   -------------         -------------         -------------         -------------
DISCONTINUED OPERATIONS:

LOSS FROM DISCONTINUED OPERATIONS...............              --              (525,000)                   --            (1,017,000)
                                                   -------------         -------------         -------------         -------------
NET LOSS........................................   $  (4,898,000)        $  (2,817,000)        $  (9,293,000)        $  (5,250,000)
                                                   =============         =============         =============         =============

LOSS PER COMMON SHARE:
     Continuing Operations                         $        (.59)        $        (.29)        $       (1.17) $               (.54)
     Discontinued Operations.....................             --                  (.07)                   --                  (.13)
                                                   -------------         -------------         -------------         -------------
NET LOSS PER COMMON SHARE.......................   $        (.59)        $        (.36)        $       (1.17)                 (.67)
                                                   =============         =============         =============         =============
WEIGHTED AVERAGE COMMON SHARES..................       9,132,800             7,929,000             8,732,700             7,877,900
                                                   -------------         -------------         -------------         -------------
LOSS PER COMMON SHARE-ASSUMING DILUTION:
     Continuing Operations                         $        (.59)        $        (.29)        $       (1.17) $               (.54)
     Discontinued Operations.....................             --                  (.07)                   --                  (.13)
                                                   -------------         -------------         -------------         -------------
NET LOSS PER COMMON SHARE-ASSUMING DILUTION.....   $        (.59)        $        (.36)        $       (1.17) $               (.67)
                                                   =============         =============         =============         =============
WEIGHTED AVERAGE COMMON SHARES-ASSUMING
DILUTION........................................       9,132,800             7,929,000             8,732,700             7,877,900
                                                   -------------         -------------         -------------         -------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                                                                                                Equity
                                      Common Stock                 Preferred Stock                            Adjustment  Unrealized
                       ---------------------------------------     ---------------                                From      Gain on
                            Class A               Class B                             Additional                Foreign   Securities
                            -------                                                    Paid-in                  Currency   Available
                       Shares     Amount    Shares     Amount      Shares   Amount     Capital      Deficit   Translation  for Sale
                       ------     ------    ------     ------      ------   ------     -------      -------   -----------  ---------
Balance-
 December 31, 1997  7,828,719  $7,829,000  445,121   $  445,000     9,375  $ 9,000  $37,991,000  $(46,521,000) $(195,000)  $ 62,000

Conversions of:
 Class B Common
 to Class A Common    546,580     547,000 (364,389)   (364,000)        --       --     (183,000)           --         --         --

 Preferred Stock
 to Class A Common    104,944     105,000       --          --       (625)  (1,000)    (104,000)           --         --         --

 Convertible
 Debenture
 to Class A Common    815,949     816,000       --          --         --       --    2,984,000            --         --         --

Exercise of options   150,232     150,000    4,946       5,000         --       --      525,000            --         --         --

Issuance of Common
  Stock                26,224      26,000       --          --         --       --      162,000            --         --         --

Issuance of
  Preferred Stock          --          --       --          --     10,558   11,000    9,414,000            --         --         --

Foreign currency
  translation              --          --       --          --         --       --           --            --    (41,000)        --
Unrealized gain on
  securities available
  for sale                 --          --       --          --         --       --           --            --         --     13,000

Net loss                   --          --       --          --         --       --           --    (9,293,000)        --         --
Balance -           ---------- -----------  -------   ---------  --------- -------- ------------ ------------- ----------   --------
  June 30, 1998     9,472,648  $9,473,000   85,678     $86,000     19,308  $19,000  $50,789,000  $(55,814,000) $(236,000)   $75,000
                    ========== ===========  =======   =========  ========= ======== ============ ============= ==========   ========


                      SEE NOTES TO CONSOLIDATED STATEMENTS

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                ----------------------------------------------
                                                                    JUNE 30, 1998             JULY 31, 1997
                                                                    -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss..................................................    $ (9,293,000)              $ (5,250,000)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:
      Depreciation and amortization.............................       2,192,000                  1,024,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable.......................................      (1,633,000)                  (599,000)
      Employee loan receivable - net of current portion.........              --                     85,000
      Other current assets......................................           4,000                 (1,149,000)
      Accounts payable and accrued expenses.....................      (1,617,000)                   212,000
      Other assets..............................................      (1,346,000)                (1,624,000)
                                                                    ---------------            ---------------
      NET CASH USED IN OPERATIONS...............................     (11,693,000)                (7,301,000)
                                                                    ---------------            ---------------
CASH FLOWS USED IN INVESTING
   ACTIVITIES:
      Additions to property, plant and equipment-net............        (860,000)                  (292,000)
      Purchase of assets related to FlowStream product..........      (2,068,000)                        --
                                                                    ---------------            ---------------
      NET CASH USED IN INVESTING ACTIVITIES.....................      (2,928,000)                  (292,000)
                                                                    ---------------            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of amounts borrowed.............................         (45,000)                   (19,000)
      Proceeds from issuance of long-term debt..................              --                  5,500,000
      Proceeds from issuance of common and preferred stock......      10,293,000                    615,000
                                                                    ---------------            ---------------
      NET CASH PROVIDED FROM FINANCING
      ACTIVITIES................................................      10,248,000                  6,096,000
                                                                    ---------------            ---------------
      Effect of exchange rates on cash..........................         (41,000)                    (5,000)
                                                                    ---------------            ---------------
NET INCREASE (DECREASE) IN CASH.................................      (4,414,000)                (1,502,000)
CASH, beginning of period.......................................       9,118,000                  5,273,000

                                                                    ---------------            ---------------
CASH, end of period.............................................      $4,704,000                $ 3,771,000
                                                                    ===============            ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest..................   $     706,000               $    742,000
                                                                    ---------------            ---------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)


A.      DESCRIPTION OF BUSINESS

        Base Ten Systems, Inc. ("Base Ten" or the "Company") is engaged in the development of commercial applications focused on manufacturing execution systems, medical screening and image processing software. For the period ended July 31, 1997, the Company was also engaged, through its Government Technology Division, in the design and manufacture of electronic systems employing safety critical software for the defense industry. Effective December 31, 1997, the Government Technology Division was sold by the Company. See Note E below.


B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        1. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

                As a result of the change of the fiscal year end from October 31st to December 31st, the quarterly comparisons are between the second calendar quarter for 1998 and the third fiscal quarter for 1997, as indicated in the financial statements. The second quarter of 1998 includes the months of April, May and June; the comparative third quarter of fiscal year 1997 includes the months of May, June and July. Although there is a difference of one calendar month, management does not believe that the difference is significant.

        2. Basis of Presentation - The consolidated financial statements include the accounts of Base Ten and its subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated. As discussed more thoroughly in Note E, the results of operations of the Government Technology Division have been reported separately as discontinued operations for the period ended July 31, 1997. Net assets of the GTD were sold to Strategic Technology Systems, Inc. ("STS") at the close of business on December 31, 1997 and as such are not presented at June 30, 1998. Net assets of the GTD are reported as net assets held for sale at October 31, 1997.

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

        4.      Net Loss Per Share

                In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("FAS") No. 128, "Earnings per Share". FAS No. 128 specified the computation, presentation and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated to conform to the provisions of FAS No. 128. The following is a reconciliation of the numerators and denominators used to calculate loss per share before extraordinary loss in the Consolidated Statements of
                Operations:


                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               ------------------                    ----------------

                                                       JUNE 30, 1998     JULY 31, 1997       JUNE 30, 1998     JULY 31, 1997
                                                       -------------     -------------       -------------     -------------
Loss per common share:

Net Loss..........................................     $ (4,898,000)     $ (2,817,000)       $ (9,293,000)    $ (5,250,000)
Less:  Preferred stock dividends..................         (458,000)               --            (933,000)              --
                                                       -------------     -------------       -------------    -------------
Net Loss to common shareholders (numerator).......     $ (5,356,000)     $ (2,817,000)       $(10,226,000)    $ (5,250,000)
                                                       =============     =============       =============    =============
Weighted average shares (denominator).............        9,132,800         7,929,000           8,732,700        7,877,900
                                                       -------------     -------------       -------------    -------------
   Net loss per common share......................     $       (.59)     $       (.36)       $      (1.17)    $       (.67)
                                                       =============     =============       =============    =============

Loss per common share-assuming dilution:

Net Loss..........................................     $ (4,898,000)     $ (2,817,000)       $ (9,293,000)    $ (5,250,000)
Less:  Preferred stock dividends..................         (458,000)               --            (933,000)              --
                                                       -------------     -------------       -------------    -------------
Net Loss to common shareholders (numerator).......     $ (5,356,000)     $ (2,817,000)       $(10,226,000)    $ (5,250,000)
                                                       =============     =============       =============    =============
Weighted average shares...........................        9,132,800         7,929,000          8,732,700         7,877,900
Effect of Dilutive Options/Warrants...............               --                --                  --               --
                                                       -------------     -------------       -------------    -------------
Weighted averages shares-assuming dilution
     (denominator)................................        9,132,800         7,929,000           8,732,700        7,877,900
                                                       -------------     -------------       -------------    -------------
   Net loss per common share                           $       (.59)     $       (.36)       $      (1.17)    $       (.67)
                                                       =============     =============       =============    =============


                During the three and six-month periods ended June 30, 1998 and July 31, 1997, there were no outstanding options included in the computation of diluted EPS as the Company had a net loss, and the effect of stock options, warrants and stock conversions would be anti-dilutive to earnings per share.

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

                Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 1998 and October 31, 1997, all securities covered by FAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at June 30, 1998 and October 31, 1997, consisted of common stock with a cost basis of $50,000 and $150,000. Differences between cost and market of $75,000 and $143,000 were included as a separate component of shareholder's equity, "unrealized gain on securities available for sale", as of June 30, 1998 and October 31, 1997, respectively.

        7. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

C.       ACQUISITIONS

        On February 19, 1998, the Company acquired certain assets and assumed certain liabilities of Consilium, Inc. ("Consilium"), for approximately $2,068,000, including transaction costs. This acquisition has been accounted for under the purchase method. Intangible assets of $2,450,000, which are included in other assets, are being amortized on the straight-line method over periods not exceeding fifteen years. The agreement also provides for additional payments based upon a percentage of the excess of targeted sales of the "FlowStream" product line, as defined, for the years ended December 31, 1998 and 1999, respectively.


D.      SALE OF CONVERTIBLE PREFERRED STOCK

        During December 1997 the Company executed the Series A Convertible Preferred Shares Agreement, in which it sold and issued $19 million of convertible preferred stock ("Preferred Stock") and Class A Stock purchase warrants (the "Warrants"). Initially the Company sold and issued $9.375 million of Preferred Stock and Warrants as of December 5, 1997, to several institutional investors. On December 31, 1997, after obtaining shareholder approval, the Company sold and issued a second installment of $9.625 million of Preferred Stock and Warrants to complete the $19 million sale and issuance. The second installment of $9.625 million was received as cash in January 1998.


        The Preferred Stock has a term of three years and pays a cumulative dividend of 8.0% per annum during any quarter in which the closing bid price for the Class A Stock is less than $8.00 for any ten consecutive trading days. An equivalent payment is payable to any holder of Preferred Stock which is subject during any quarter to a standstill period following a Company underwritten public offering or which is non-convertible because of the limitations described below. Such dividends and payments are payable only prior to conversion and payable in cash or additional Preferred Stock at Base Ten's option; however, if the Company elects to pay the dividend in Preferred Stock, the amount of such payment will be 125% of the cash amount. During each of the first and second quarters of 1998, the Company's Class A Stock closing bid price was below $8.00 for more than ten consecutive trading days. The Company paid the dividend in each quarter to its Preferred Stock shareholders in additional Preferred Stock.


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


        See discussion under "Footnote F - Subsequent Events" regarding the proposed restructuring of the above referenced Series A Convertible Preferred Shares Agreement.


E.      DISCONTINUED OPERATIONS

        On October 27, 1997 the Company entered into an agreement to sell its Government Technology Division ("GTD") to Strategic Technology Systems, Inc. ("STS"). Accordingly, the operating results of the GTD have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations for the three and six-month periods ended July 31, 1997.


        The net assets of the GTD were sold to STS at the close of business on December 31, 1997, and as such are not presented at June 30, 1998. The net assets of the GTD are included in the consolidated balance sheet as of October 31, 1997 under "Net Assets Held For Sale."


        The agreement between the Company and STS, in general, required that the selling price of the net assets, on the closing date of December 31, 1997, be equal to the lower of the aggregate net asset value as of October 31, 1997 or December 31, 1997. The net asset value at October 31, 1997 and December 31, 1997 was $5,338,000 and $5,075,000,
        respectively. As a result, the final net asset value was recorded at $5,075,000 between the Company and STS.


        In consideration for the value of the net assets sold, the Company received $3,500,000 in cash, and an unsecured promissory note for $1,975,000. This amount represents the difference between (i) the final amount of the net assets of GTD as of the closing date plus $400,000, and (ii) $3,500,000. The note will have a five year term bearing interest at a rate of 7.5% per annum, payable quarterly. Principal payments under the note will amortize over a three year period beginning on the second anniversary of the closing. The note also provides for accelerated payment of principal and interest upon the occurrence of certain events. Subsequent to the finalization of the note, the Company and STS executed an agreement, whereby the Company will provide a discount of eight percent (8%), if the note is prepaid in full by September 30, 1998.


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


F.      SUBSEQUENT EVENTS

        On July 29, 1998, the Board of Directors approved, subject to shareholder approval and definitive documentation, two actions related to the outstanding Series A Convertible Preferred Stock and the 9.01% Convertible Term Debentures.


        The first action is a restructuring of the Series A Convertible Preferred Shares to (i) eliminate the variable conversion rate and reduce the conversion price from $16.25 to $4.00 per share, (ii) eliminate the limit on the maximum amount of common shares issuable on conversion and, accordingly, eliminate the 8% senior subordinated note provision and (iii) eliminate the dividend payments provision required when the stock price is below $8.00 per share. In return, Series A preferred shareholders will receive new warrants for 700,000 shares of Class A Common Stock with a market-based exercise price of $3.00 per share. In addition, existing warrants for 760,000 shares will be re-priced from $16.25 to a market-based exercise price of $3.00 per share. The Company would have the right to demand exercise of these warrants when the stock price average is above $4.00 per share for twenty (20) consecutive trading days or more.


        The second action is the conversion of $10,000,000 of 9.01% Convertible Term Debentures into Class A Common Stock at a rate of $4.00 per share in lieu of the current conversion price of $12.50 per share. In addition, the company will have the right to pay the August 31, 1998 semi-annual interest payment in Class A Common Stock.


        It is currently estimated that the above two actions would result in a non-cash expense of approximately $750,000, if and when the above two actions become finalized.


        During July and August 1998, certain holders of the Company's Convertible Term Debentures converted their holdings into Class A Common Stock. $1.2 million of Convertible Term Debentures were converted into 399,790 shares of Class A Common Stock, as of August 12, 1998.


        Also during July 1998, certain holders of the Company's Series A Convertible Preferred Shares converted their holdings into Class A Common Stock. $1.2 million of Series A Convertible Preferred Shares were converted into 210,524 shares of Class A Common Stock, as of August 12, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

        During 1997 the Company operated a Medical Technology Division (the "MTD"), and a Government Technology Division (the "GTD"). On December 31, 1997, following approval by shareholders, the Company sold the GTD (the "GTD Sale") to Strategic Technology Systems, Inc. ("STS"). On January 29, 1998, the Company elected to change its fiscal year so that the annual accounting period will henceforth be from January 1 through December 31. This Quarterly Report on Form 10-Q, for the three and six-month periods ended June 30, 1998, does not include, except as indicated herein, the operations of the GTD.


        STS was a newly formed corporation managed and partially owned by individuals who were, prior to the GTD Sale, members of the Company's senior management (the "Management Group"). Members of the Management Group were significantly involved in the business and development of the GTD while employed by the Company and left the Company's employ to join STS concurrently with the GTD Sale. STS acquired substantially all of the operating assets of the GTD in exchange for certain consideration and the assumption of certain liabilities, pursuant to the terms and conditions set forth in an Asset Purchase Agreement between the Company and STS dated October 27, 1997 (the "Asset Purchase Agreement"). The Asset Purchase Agreement was filed as an exhibit to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 11, 1997.


        The consolidated financial statements of the Company have been restated in order to account for the operations of the GTD as discontinued operations in view of the GTD Sale. In the restatement, all items of income and expense attributable to GTD's operations for all periods presented have been eliminated from consolidation and accounted for on a net basis as discontinued operations. All assets and liabilities of the GTD were sold to STS at the close of business on December 31, 1997, and as such are not presented at June 30, 1998. Accordingly, the following discussion of the Company's financial condition and the results of operations excludes the results of the discontinued operations, except as otherwise indicated.


        In February 1998, the Company purchased certain assets from Consilium, Inc. Refer to Note C in the Notes to Consolidated Financial Statements and the "Continuing Operations Overview" below for more information about this acquisition.


        The Company's premier product was PHARMASYST, which was introduced in 1993. Based upon the technology used in PHARMASYST, the Company developed the Base10(TM)ME product line, formerly known as the PHARM2(TM) product line. The Company revised its product line name in conjunction with the release of Base10(TM)ME version 2.3 in June 1998.


COST REDUCTION MEASURES

        During the latter part of the second quarter of 1998, the Company initiated cost reduction measures, coinciding with the completion of certain development work on version 2.3 of Base10(TM)ME. Costs were primarily reduced by downsizing the Company's workforce by approximately 20%. The Company incurred severance costs of approximately $200,000 related to the downsizing. These costs are reflected in the second quarter results. The effects of the downsizing, and other expense reductions are anticipated to be reflected in the third and fourth quarter 1998 results of operations.*


CONTINUING OPERATIONS OVERVIEW

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


        The Company believes that the Base10(TM)ME product is a premier, standardized PC-based system running on Microsoft Windows-NT with requisite functionality and documented support required by the pharmaceutical and medical device industries to assist in reducing costs while remaining FDA, ISO 9000, and GAMP compliant. The Company believes that the acquisition of certain assets from Consilium, Inc. in February 1998 further broadens the Company's reach into these industries with the addition of the FlowStream product ("Base10(TM)FS"), a UNIX-based MES targeted at pharmaceutical, medical device and specialty chemical customers. The Company will continue to pursue a leadership position in this market, and intends to explore other potential opportunities for growth in other regulated areas such as food, cosmetics, and chemical industries through ongoing investment in these MES products.*


        The Company has received indications from customers and prospects that compliance with industry standards is an imperative to sales. As such, efforts have been focused on compliance with certain industry standards and the Company believes that both Base10(TM)ME and Base10(TM)FS are compliant with FDA, ISO 9000, and GAMP.* As described above, there is a need for pharmaceutical and medical device manufacturers to have MES products compliant with current Good Manufacturing Practices (cGMP) as established by the FDA. Further, the Company considers the additional costs of compliance with ISO 9000 and GAMP to be prudent investments.*


        The installation of MES is a complex process involving integration of existing hardware platform and systems. A significant factor in successful field installation is the ability of the customer personnel to understand the system and, in addition to participating in the required training, to accommodate the difference between standard paper systems and electronic methodology. In addition, the system must undergo rigorous testing after installation and may require an extended period of modifications to fully comply with customer requirements, some of which may be at the Company's expense.*


        For use in a manufacturing environment, the system generally has to undergo validation in accordance with defined procedures determining its fitness for use in a regulated environment. The Company currently has two PHARMASYST systems installed and validated, one at a medical device manufacturing plant and the other at a pharmaceutical manufacturing plant. There are 14 validated Base10(TM)FS installations at various customer sites. One additional PHARMASYST product and one Base10(TM)ME product are believed to have completed customer testing necessary for validation but have not been formally declared validated by the customer.


        In order to address the needs of the dynamic environment of the Company's customers, the Company must look to continually enhance compliance to industry standards. The Company believes that revenue recognition can be accelerated by incorporating greater functionality in both Base10(TM)ME and Base10(TM)FS, thereby reducing the amount of customization at each customer installation. This reduction in customization could result in shortened time between order placement and subsequent revenue recognition.*


        Personnel are already in place to address product development and enhancement, sales and marketing, and customer support. Management believes absorbing these expenses in advance of revenue generation is essential to facilitating market emergence and near term growth of the Company.*


        Contracts to deliver software, which require significant customization or modification for an extended period of time, are accounted for under the percentage of completion method. For products or orders, which are more standardized in nature, revenue is recognized on delivery. In 1996, the Company determined that its Base10(TM)ME product had become standardized and, generally, Base10(TM)ME license fees are recognized as revenue upon delivery of standard Base10(TM)ME; revenue for customization is recognized on a percent completion basis; and revenue from other services is recognized as rendered. The Company also determined that Base10(TM)FS was standardized when acquired and would be accounted for in a consistent manner with Base10(TM)ME.


        Software development expenditures are expensed as research and development until a product attains technological feasibility. Thereafter, expenditures are capitalized until products attain commercial viability. The Company established technological feasibility for PHARMASYST(R) in 1993. At June 30, 1998 PHARMASYST(R) and its successor Base10(TM)ME had a capitalized value of $3.1 million after allowing for amortization. Development expenditures for PHARMASYST(R) and Base10(TM)ME and other commercial products have consisted primarily of salaries of software engineers and quality assurance staff plus applicable allocated overhead. The amortization period for PHARMASYST(R) and Base10(TM)ME is scheduled to be completed by June 1999 and until then will have a significant effect on earnings.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JULY 31, 1997. CONTINUING OPERATIONS
REVENUES

        Company revenues were $2.1 million in the period ended June 30, 1998 as compared to $0.9 million in the three months ended July 31, 1997. Of the $1.2 million increase in revenue, approximately $0.1 million or 5% was related to software licenses, maintenance and installations, $0.9 million or 82% related to solution services and $0.2 million or 13% related to product enhancements. Revenues for the three months ended June 30, 1998 were derived 46% from software licenses, maintenance and installations, 47% from solutions services and 7% from product enhancements, compared to revenues for the three months ended July 31, 1997 which were primarily derived from software licenses and installations.


        Late in the second quarter of 1998, the company began delivering the latest version of Base10(TM) manufacturing execution system (MES) software.


COST OF SALES

        Cost of sales during the period ended June 30, 1998 increased significantly to $2.7 million from $1.2 million in the quarter ended July 31, 1997, primarily due to salary and labor-related expenses for software development being largely expensed as incurred in the quarter ended June 30, 1998, as opposed to the quarter ended July 31, 1997 when salaries were primarily capitalized. In the 1998 period, salary and labor-related expenses in cost of sales were approximately $2.3 million. The increase in costs during the 1998 period resulted largely from increased costs incurred in completing the development of version 2.3 of Base10(TM) ME, the integration costs related to the addition of the FlowStream product line, as well as the severance payments related to the second quarter downsizing (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cost Reduction Measures).


AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

        Amortization of capitalized software increased in the 1998 period to $0.9 million, as compared to $0.4 million in the 1997 period. This increase is attributable to the greater capitalization level of software costs in the second quarter of 1998 versus the quarter ended July 31, 1997, combined with the lower amount of remaining amortizable months available to spread capitalized costs over in the 1998 period, as compared to the 1997 period.


RESEARCH AND DEVELOPMENT COSTS

        Research and development costs increased to $194,000 in the 1998 period as compared to $45,000 in the 1997 period. The increase is related to additional salaries and related expenses in the 1998 period. Research and development costs are incurred to develop future additions to the Company's current product family.


SALES AND MARKETING EXPENSES

        Company sales and marketing expenses increased significantly in the 1998 period to $1.0 million, from $0.6 million in the quarter ended July 31, 1997. This rise was mainly due to increases in salary and related expenses resulting from the hiring of additional personnel.


GENERAL AND ADMINISTRATIVE EXPENSES

        Company general and administrative expenses increased significantly in the 1998 period to $1.9 million, from $0.5 million in the comparable 1997 period. This rise was mainly due to increases in consulting and professional fees and administrative salary and related expenses. The severance payments and related costs associated with the second quarter downsizing also contributed to the rise in general and administrative expenses. Also, a portion of the general and administrative expenses in the comparable period in 1997 were allocated to the discontinued government division, and, therefore, are included in discontinued operations for the 1997 period.


OTHER EXPENSE

        Other expense decreased from $0.4 million in the 1997 period to $0.2 million in the 1998 period. Other expense in 1998 is primarily comprised of interest expense of $0.4 million, offset by $0.2 million of interest income. In the 1997 period, other expense is mainly comprised of interest expense. Interest expense increased slightly in the 1998 period as a result of a slightly higher level of debt; interest income increased in the 1998 period as a result of higher cash balances available to earn interest.


CONTINUING LOSSES

        The Company incurred a net loss of $4.9 million in the quarter ended June 30, 1998, compared to a $2.3 million net loss from continuing operations for the quarter ended July 31, 1997. The increased loss was primarily due to increases in cost of sales of $1.5 million, software amortization of $0.5 million, research and development of $0.2 million, sales and marketing expenses of $0.4 million, and increased general and administrative expenses of $1.4 million. These increases were partly offset by the revenue increase of $1.2 million and the decrease of $0.2 million in other expenses. During the second quarter of 1998, the Company did not realize the full financial benefit of the second quarter downsizing and, as a result, anticipates a reduction in salary related expenses in the third and fourth quarters of 1998. The Company expects additional losses for the balance of 1998, including amortization expense currently estimated to be $3.5 million for the 1998 year.* The Company's ability to achieve profitable operations is dependent upon, among other things, the completion of current development and testing activities for Base10(TM)ME and Base10(TM)FS, timely delivery and successful installation and validation of its systems by its customers, and successful competition in the markets in which the Company participates. *


SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JULY 31, 1997.

CONTINUING OPERATIONS

REVENUES

        Company revenues were $3.0 million in the six-month period ended June 30, 1998 as compared to $1.4 million in the comparable period ended July 31, 1997. Of the $1.6 million increase in revenue, $1.4 million or 88% was related to solutions services and $0.5 million or 31% related to product enhancements. The increase was offset by a decrease of $0.3 million or 19% in revenue related to software licenses, maintenance and installations. Revenues for the six months ended June 30, 1998 were derived 36% from software licenses, maintenance and installations, 47% from solutions services and 17% from product enhancements, compared to revenues which were primarily derived from software licenses and installations in the six-month period ended July 31, 1997.

COST OF SALES

        Cost of sales during the period ended June 30, 1998 increased significantly to $4.3 million from $1.7 million in the six months ended July 31, 1997, primarily due to salary and labor-related expenses for software development being largely expensed as incurred in the six months ended June 30, 1998 as opposed to the period ended July 31, 1997, when salaries were primarily capitalized. In the 1998 period, salary and related expenses in cost of sales were approximately $3.5 million. The increase in costs during the 1998 period resulted largely from increased costs incurred in completing the development of version 2.3 of Base10(TM) ME, the integration costs related to the addition of the FlowStream product line, as well as the severance payments related to the second quarter downsizing (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cost Reduction Measures).


AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

        Amortization of capitalized software increased in the 1998 period to $1.8 million, as compared to $0.8 million in the 1997 period. This increase is attributable to the greater capitalization level of software costs in the six months ended June 30, 1998 versus the comparable period ended July 31, 1997, combined with the lower amount of remaining amortizable months available to spread capitalized cost over in the 1998 period, as compared to the 1997 period.


RESEARCH AND DEVELOPMENT COSTS

        Research and development costs increased to $334,000 in the 1998 period as compared to $84,000 in the 1997 period. This increase is related to additional salaries and related expenses in the 1998 period. Research and development costs are incurred to develop future additions to the Company's current product family.


SALES AND MARKETING EXPENSES

        Sales and marketing expenses significantly increased in the 1998 period to $2.2 million, from $1.3 million in the six months ended July 31, 1997. The rise was mainly attributable to increases in salary and related expenses resulting from the hiring of additional personnel.


GENERAL AND ADMINISTRATIVE EXPENSES

        Company general and administrative expenses increased significantly in the 1998 period to $3.1 million, from $1.0 million in the comparable period in 1997. The increase was primarily due to increases in consulting and professional fees and administrative salary and related expenses. The severance payments and related costs associated with the second quarter downsizing also contributed to the rise in general and administrative expenses. Also, a portion of the general and administrative expenses in the comparable period in 1997 were allocated to the discontinued government division, and, therefore, are included in discontinued operations for the 1997 period.


OTHER EXPENSES

        Other expenses decreased from $0.7 million in the 1997 period to $0.4 million in the 1998 period. In 1998, other expense is primarily comprised of interest expense of $0.9 million, offset by $0.4 million of interest income and $0.1 million of other income. In the 1997 period, other expense was mainly comprised of interest expense. Interest expense increased slightly in the 1998 period as a result of a higher level of debt; interest income increased in the 1998 period as a result of higher cash balances available to earn interest.


CONTINUING LOSSES

        The Company incurred a net loss of $9.3 million in the six months ended June 30, 1998, compared to a $4.2 million net loss from continuing operations for the period ended July 31, 1997. The increased loss was primarily due to increases in cost of sales of $2.6 million, software amortization of $1.0 million, research and development of $0.3 million, sales and marketing expenses of $0.9 million, and increased general and administrative expenses of $2.1 million. These increased expenses were partly offset by the revenue increase of $1.6 million and the decrease of $0.3 million in other expenses. During the second quarter of 1998, the Company did not realize the full financial benefit of the second quarter downsizing and, as a result, anticipates a reduction in salary related expenses in the third and fourth quarters of 1998.* The Company's ability to achieve profitable operations is dependent upon, among other things, the completion of current development and testing activities for Base10(TM)ME and Base10(TM)FS, timely delivery and successful installation and validation of its systems by its customers, and successful competition in markets in which the Company participates.*


READINESS FOR THE YEAR 2000

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

        On December 31, 1997 the Company received a cash payment of $3,500,000 from STS, related to the sale of the GTD net assets to STS. Refer to Note E of the Notes to Consolidated Financial Statements for more information regarding the sale of assets of the GTD to STS.


        Also, in December 1997, the Company sold an aggregate of $19 million of convertible preferred stock ("Preferred Stock") and Class A Common Stock Purchase Warrants (the "Warrants"). In December 1997, the Company received cash of $8.0 million related to the first installment of the $19 million sale of Preferred Stock and Warrants. The $8.0 million cash received was net of financing fees of $1.0 million and legal fees of $0.4 million, both of which covered fees for the first and second installments of the $19 million sale. The second installment of $9.6 million was received as cash in January 1998. Refer to Note D and Item 2 of Part II for more information regarding the terms of the Preferred Stock.


        The Company had $4.7 million of cash at June 30, 1998, and while the Company has initiated cost reduction measures, as discussed in Management Discussion and Analysis of Financial Condition and Results of Operations, it may undertake further cost reduction activities to ensure that cash generated by operations and existing capital resources are sufficient to fund its operations through the end of 1998. The Company is relying on its leading products, Base10(TM)ME and Base10(TM)FS to stimulate new orders. The Company is also depending upon successful collection of accounts receivable within payment terms. Neither the additional development of the Company's MES products nor the consequential generation of cash can be assured, either in time or amount, nor is there any assurance that such amounts will be sufficient for the Company's needs. In the absence of such orders or the promise thereof, neither of which can be assured, as well as in connection with its expected capital needs for 1999, the Company may elect to seek additional sources of capital and may also elect to reduce the pace of its development of its products and/or establish other cost reduction measures, which could adversely impact the Company. In the event the Company elects to seek additional capital there can be no assurance that such funds or capital would be available on the terms or in the amounts needed.*


*FORWARD LOOKING STATEMENT

        The foregoing contains forward looking information within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward looking statements and paragraphs may be identified by an "asterisk" ("*") or by such forward looking terminology as "may", "will", "believe", "anticipate", or similar words or variations thereof. Such forward looking statements involve certain risks and uncertainties including the particular factors described more fully above in the MD&A section and throughout this report and in each case actual results may differ materially from such forward looking statements. Successful marketing of Base10(TM)ME and Base10(TM)FS and their future contribution to Company revenues depends heavily on, among other things, successful early completion of current test efforts and the necessary corrections to the software permitting timely delivery to customers, none of which can be assured. Other important factors that the Company believes may cause actual results to differ materially from such forward looking statements are discussed in the "Risk Factors" sections in the Company's Registration Statement on Form S-3 (File No. 333-46095) as well as current and previous filings with the Securities and Exchange Commission. In assessing forward looking statements contained herein, readers are urged to read carefully those statements and other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results or events (expressed or implied) will not be realized.

                                                      PART II. OTHER INFORMATION


ITEM 2:         CHANGES IN SECURITIES

        SALE AND ISSUANCE OF $19 MILLION CONVERTIBLE PREFERRED STOCK AND
        WARRANTS

        During December 1997 the Company executed the Series A Convertible Preferred Shares Agreement, in which it sold and issued $19 million of convertible preferred stock ("Preferred Stock") and Class A Stock purchase warrants (the "Warrants"). Initially the Company sold and issued $9.375 million of Preferred Stock and Warrants as of December 5, 1997, to several institutional investors. On December 31, 1997, after obtaining shareholder approval, the Company sold and issued a second installment of $9.625 million of Preferred Stock and Warrants to complete the $19 million sale and issuance. The second installment of $9.625 million was received as cash in January 1998.


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


        The Preferred Stock is convertible at any time or from time to time into Class A Stock, at a conversion price equal to the lesser of (i) $16.25 per share or (ii) the Weighted Average Price (as defined) of the Class A Stock prior to the conversion date. In any event, no more than 3,040,000 shares of Class A Stock may be issued upon conversion of all of the Preferred Stock. Any Preferred Stock remaining outstanding because of this limitation may be redeemed at the holder's option for a subordinated 8% promissory note maturing when the Preferred would have matured. The Company has the right, at any time, to redeem all or any part of the outstanding Preferred Stock or subordinated notes at 130% of their original purchase price, subject to certain limitations.


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


        See discussion under "Footnote F - Subsequent Events" regarding the proposed restructuring of the above referenced Series A Convertible Preferred Shares.


        CONVERSION OF CONVERTIBLE TERM DEBENTURES TO CLASS A COMMON STOCK

        During April and May 1998, $3,500,000 of Convertible Term Debentures were converted to 757,154 shares of Class A Common Stock. At June 30, 1998, after the effect of this conversion, the Company had $11,700,000 of Convertible Term Debentures on its balance sheet.


        In July and August 1998, an additional $1,200,000 of Convertible Term Debentures were converted to 399,790 shares of Class A Common Stock.


        CONVERSION OF CONVERTIBLE PREFERRED STOCK TO CLASS A COMMON STOCK

        During May 1998, 125 shares of Convertible Preferred Stock were converted to 24,944 shares of Class A Common Stock.


        In July 1998, an additional 1,174 shares of Convertible Preferred Stock were converted to 210,524 shares of Class A Common Stock.


ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On April 16, 1998, the Company held its Annual Shareholders' Meeting. At the meeting, the following were approved by the shareholders: (1) the election of Messrs. Alan S. Poole, William Sword, Thomas E. Gardner and David C. Batten to the Board of Directors, (2) the amendment of the Certificate of Incorporation to modify certain terms of the Class A Common Stock and the Class B Common Stock (see below), and to increase the authorized Class A Common Stock from 22 million shares to 40 million shares, (3) the adoption of three equity plans, and (4) the issuance and grant of certain options and warrants. A certificate of amendment reflecting item (2) above was filed with the New Jersey Secretary of State and is now effective. Also, on July 24, 1998 the Company filed three Registration Statements on Form S-8 with the Securities and Exchange Commission to register the equity plans referred to in item (3) above.


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


        In December 1997, the National Association of Securities Dealers, Inc. (the "NASD"), notified the Company that it proposed to de-list the Class B Common Stock from the Nasdaq SmallCap Market because the number of holders of Class B Common Stock appeared to have fallen below 300 beneficial owners. The Company proposed the amendments to alleviate certain of the negative impact of such de-listing of the Class B Common Stock, and the NASD granted to the Company a temporary exception, until May 1, 1998, in order to permit the Company to effect these amendments. Following the close of business on May 1, 1998, the Class B Common Stock was no longer listed on the Nasdaq SmallCap Market. The Class A Common Stock continues to be listed on the Nasdaq National Market.


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


        The Company filed a Current Report on Form 8-K/A - Amendment No. 1 dated February 19, 1998, filed May 5, 1998, reporting that the Company amended Item 7 of its previously filed Report on Form 8-K. This amendment stated that the financial statements required by Item 7(a) of the Form 8-K are not included in this Report because they were not currently available to the Company. If upon further examination the Company determined that the assets purchased by the Company require a change in the classification of the transaction previously reported as an "Item 2" event to the classification of the transaction as an "Item 5" event, the Company would proceed to amend this Report accordingly. Pro-forma financial statements required under Item 7(b) of the Form 8-K were included in the Report.


        The Company filed a Current Report on Form 8-K/A - Amendment No. 2 dated February 19, 1998, filed May 11, 1998, reporting that the Company amended the classification of the transaction previously reported as an "Item 2" event to the classification of the transaction as an "Item 5" event. Upon further examination of the transaction, the Company determined that the assets purchased by the Company did not involve a "business," as that term is defined in Rule 11-01 (d) of Regulation S-X.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 13, 1998
                                     BASE TEN SYSTEMS, INC.
                                     (Registrant)



                                     By: THOMAS E. GARDNER
                                     ------------------------------------------
                                         Thomas E. Gardner
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




                                     By: WILLIAM F. HACKETT
                                     ------------------------------------------
                                         William F. Hackett
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)