Form 10-Q
period 1998-09-30
BASE TEN SYSTEMS INC
filed 1998-11-16
CIK 10242

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998              Commission File No. 0-7100

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


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.




TITLE OF CLASS                                  OUTSTANDING AT NOVEMBER 13, 1998
Class A Common Stock, $1.00 par value                     18,654,000

Class B Common Stock, $1.00 par value                         75,236


                             BASE TEN SYSTEMS, INC.

                                AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                                         Page

         Consolidated Balance Sheets - September 30, 1998 (unaudited)
         and October 31, 1997 (audited)................................................  1

         Consolidated Statements of Operations -- Three months and nine months ended September 30, 1998 and October 31, 1997 (unaudited).....................  2

         Consolidated Statements of Shareholders' Equity - Nine
         months ended September 30, 1998 (unaudited)...................................  3

         Consolidated Statements of Cash Flows -- Nine months ended
         September 30, 1998 and October 31, 1997 (unaudited)...........................  4

         Notes to Consolidated Financial Statements....................................  5


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................... 10


Part II. Other Information

              Item 2:        Changes in Securities..................................... 18

              Item 4:        Submission of Matters to a Vote of Security Holders....... 19

              Item 6:        Exhibits and Reports on Form 8-K.......................... 20



                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                                                  AS OF                   AS OF
                                                                                            SEPTEMBER 30, 1998      OCTOBER 31, 1997
                                                                                            ------------------      ----------------
                                                                                               (UNAUDITED)              (AUDITED)
CURRENT ASSETS:
      Cash..........................................................................      $     2,103,000             $   1,502,000
      Accounts  receivable  (including  unbilled  receivables of $698,000 at
         September 30, 1998 and $1,444,000 at October 31, 1997).....................            4,718,000                 1,808,000
      Net assets held for sale......................................................                   --                 5,338,000
      Other current assets..........................................................            1,170,000                 1,044,000
                                                                                          ---------------             --------------
        TOTAL CURRENT ASSETS........................................................            7,991,000                 9,692,000

PROPERTY, PLANT AND EQUIPMENT.......................................................            5,090,000                 4,305,000
NOTE RECEIVABLE.....................................................................            1,975,000                        --
OTHER ASSETS........................................................................            6,540,000                 7,220,000
                                                                                          ---------------             --------------
                                                                                           $   21,596,000             $  21,217,000
                                                                                          ===============             ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable.............................................................        $    1,342,000             $     962,000
      Accrued expenses.............................................................             3,903,000                 6,005,000
      Current portion of capital lease obligation..................................                54,000                    54,000
                                                                                          ---------------             --------------
        TOTAL CURRENT LIABILITIES..................................................             5,299,000                 7,021,000
LONG TERM LIABILITIES:
      Long-term debt...............................................................            10,000,000                15,500,000
      Capital lease obligation.....................................................             3,375,000                 3,425,000
      Other long-term liabilities..................................................               228,000                   253,000
                                                                                          ---------------             --------------
        TOTAL LONG-TERM LIABILITIES................................................            13,603,000                19,178,000
SHAREHOLDERS' EQUITY (DEFICIENCY)
      Series A Preferred Stock, $1.00 par value,
        997,801 shares  authorized;  issued and outstanding 18,178 shares at                       18,000                        --
        September 30, 1998.........................................................
      Class A Common Stock, $1.00 par value,
        40,000,000  shares  authorized;  issued and outstanding  10,477,221
        shares at September 30, 1998 and 7,768,952 shares at October 31, 1997......            10,477,000                 7,769,000
      Class B Common Stock, $1.00 par value,
        2,000,000  shares   authorized;   issued  and  outstanding  77,236
        shares at September 30, 1998 and 445,121 shares at October 31, 1997.......                 77,000                   445,000
      Additional paid-in capital...................................................            51,450,000                29,458,000
      Deficit......................................................................           (59,054,000)              (42,647,000)
                                                                                          ---------------             --------------
                                                                                                2,968,000                (4,975,000)
      Equity adjustment from foreign currency translation..........................              (349,000)                 (150,000)
      Unrealized gain on securities available for sale.............................                75,000                   143,000
                                                                                          ---------------             --------------
        TOTAL SHAREHOLDERS' EQUITY.................................................             2,694,000                (4,982,000)
                                                                                          ---------------             --------------
                                                                                             $ 21,596,000              $ 21,217,000
                                                                                          ===============             ==============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                               THREE MONTHS ENDED                        NINE MONTHS ENDED

                                                    SEPTEMBER 30, 1998    OCTOBER 31, 1997    SEPTEMBER 30, 1998    OCTOBER 31, 1997
                                                    ------------------    ----------------    ------------------    ----------------
REVENUE

     Sales......................................     $   2,708,000        $    925,000       $   5,670,000         $   2,282,000
                                                     -------------        ------------       --------------        --------------
COSTS AND EXPENSE:

     Cost of sales..............................         1,496,000           1,414,000           5,825,000             3,107,000

     Amortization of software development costs.           994,000           1,830,000           2,805,000             2,608,000

     Research and development...................           186,000              49,000             519,000               133,000

     Sales and marketing........................         1,543,000             882,000           3,755,000             2,181,000

     General and administrative.................         1,527,000           6,318,000           4,654,000             7,316,000
                                                     -------------        ------------       --------------        --------------
                                                         5,746,000          10,493,000          17,558,000            15,345,000
                                                     -------------        ------------       --------------        --------------
OPERATING LOSS..................................        (3,038,000)         (9,568,000)        (11,888,000)          (13,063,000)

OTHER INCOME (EXPENSE)..........................          (202,000)           (473,000)           (645,000)           (1,211,000)
                                                     -------------        ------------       --------------        --------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAX BENEFIT                                             (3,240,000)        (10,041,000)        (12,533,000)          (14,274,000)

INCOME TAX BENEFIT..............................                --                  --                  --                    --
                                                     -------------        ------------       --------------        --------------
NET LOSS FROM CONTINUING OPERATIONS.............        (3,240,000)        (10,041,000)        (12,533,000)          (14,274,000)
                                                     -------------        ------------       --------------        --------------
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS...............                --          (4,721,000)                 --            (5,738,000)
                                                     -------------        ------------       --------------        --------------
NET LOSS........................................     $  (3,240,000)       $(14,762,000)      $ (12,533,000)        $ (20,012,000)
                                                     =============        ============       ==============        ==============

LOSS PER COMMON SHARE:
     Continuing Operations.......................    $        (.36)       $      (1.25)      $       (1.51)        $       (1.80)
     Discontinued Operations.....................               --                (.59)                 --                  (.72)
                                                     -------------        ------------       --------------        --------------
NET LOSS PER COMMON SHARE........................    $        (.36)       $      (1.83)      $       (1.51)        $       (2.52)
                                                     =============        ============       ==============        ==============

WEIGHTED AVERAGE COMMON SHARES..................        10,148,500           8,058,100           9,205,900             7,936,700
                                                     -------------        ------------       --------------        --------------
LOSS PER COMMON SHARE-ASSUMING DILUTION:
     Continuing Operations.....................      $        (.36)       $      (1.25)      $       (1.51)        $       (1.80)
     Discontinued Operations...................                --                 (.59)                 --                  (.72)
                                                     -------------        ------------       --------------        --------------
NET LOSS PER COMMON SHARE-ASSUMING DILUTION.....     $        (.36)       $      (1.83)      $       (1.51)        $       (2.52)
                                                     =============        ============       ==============        ==============

WEIGHTED AVERAGE COMMON SHARES-ASSUMING DILUTION        10,148,500           8,058,100           9,205,900             7,936,700
                                                     -------------        ------------       --------------        --------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)




                                                 Common Stock                  Preferred Stock
                                       -------------------------------------   ---------------          Additional
                                       Class A                    Class B                                 Paid-in
                                  Shares      Amount        Shares      Amount    Shares    Amount        Capital      Deficit
                                  ------      ------        ------      ------    ------    ------        -------      -------
Balance-
    December 31, 1997             7,828,719   $7,829,000    445,121   $  445,000    9,375  $ 9,000     $37,991,000  $(46,521,000)
Conversions of:
     Class B Common
     to Class A Common              559,242      559,000   (372,831)    (373,000)      --       --        (186,000)           --

     Preferred Stock
     to Class A Common              417,468      417,000         --           --   (2,199)  (2,000)       (415,000)           --

     Convertible
     Debenture to
     Class A Common               1,490,805    1,491,000         --           --       --       --       4,009,000            --

Exercise of options                 150,232      150,000      4,946        5,000       --       --         525,000            --
Issuance of Common
   Stock                             30,755       31,000         --           --       --       --         157,000            --

Issuance of Preferred
 Stock                                   --           --         --           --   11,002   11,000       9,369,000            --
Foreign currency
   translation                           --           --         --           --       --       --              --            --

Unrealized  gain  on
  securities
  available for sale                     --           --         --           --       --       --              --            --

Net loss                                 --           --         --           --       --       --              --   (12,533,000)
                                 ----------  -----------     ------      -------   -----   -------     -----------  ------------
Balance -
  September 30, 1998             10,477,221  $10,477,000     77,236      $77,000   18,178  $18,000     $51,450,000  $(59,054,000)
                                 ==========  ===========     ======      =======   ======  =======     ===========  ============





    Equity
   Adjustment   Unrealized
      From       Gain on
    Foreign     Securities
    Currency    Available
  Translation    for Sale
  -----------    --------

$ (195,000)   $   62,000


         --           --


         --           --



         --           --

         --           --

         --           --


         --           --

  (154,000)           --



         --       13,000

         --           --

-------------   --------------
$ (349,000)     $ 75,000
=============   ==============

                      SEE NOTES TO CONSOLIDATED STATEMENTS


                                               BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                               NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                          ---------------------------- -------------------------
                                                                               SEPTEMBER 30, 1998          OCTOBER 31, 1997
                                                                               ------------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss........................................................         $ (12,533,000)               $ (20,012,000)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:
      Depreciation and amortization...................................             3,411,000                    3,158,000
      Compensation-related stock options and warrants.................                    --                    2,750,000

CHANGES IN OPERATING ASSETS AND LIABILITIES, EXCLUDING
 EFFECTS OF DISCONTINUED BUSINESS:
      Accounts receivable.............................................            (3,135,000)                   1,075,000
      Inventory ......................................................               321,000                      131,000
      Employee loan receivable - net of current portion...............                    --                      121,000
      Other current assets............................................              (627,000)                     (62,000)
      Accounts payable and accrued expenses...........................              (541,000)                   3,732,000
      Other assets....................................................            (1,346,000)                  (2,091,000)
                                                                                -------------                -------------
      NET CASH USED IN OPERATIONS.....................................           (14,450,000)                 (11,198,000)
                                                                                -------------                -------------

CASH FLOWS USED IN INVESTING
   ACTIVITIES:
      Additions to property, plant and equipment-net..................              (533,000)                    (142,000)
      Purchase of assets related to FlowStream product................            (2,068,000)                          --
                                                                                -------------                -------------
      NET CASH USED IN INVESTING ACTIVITIES...........................            (2,601,000)                    (142,000)
                                                                                -------------                -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of amounts borrowed...................................               (58,000)                     (54,000)
      Proceeds from issuance of long-term debt........................                    --                    5,500,000
      Proceeds from issuance of common and preferred stock............            10,248,000                    1,992,000
                                                                                -------------                -------------
      NET CASH PROVIDED FROM FINANCING
      ACTIVITIES......................................................            10,190,000                    7,438,000
                                                                                -------------                -------------
      Effect of exchange rates on cash................................              (154,000)                     131,000
                                                                                -------------                -------------
NET INCREASE (DECREASE) IN CASH.......................................            (7,015,000)                  (3,771,000)
CASH, beginning of period.............................................             9,118,000                    5,273,000
                                                                                -------------                -------------
CASH, end of period...................................................            $2,103,000                  $ 1,502,000
                                                                                =============                =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest........................         $     826,000                  $   807,000
                                                                                -------------                -------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      DESCRIPTION OF BUSINESS

        Base Ten Systems, Inc. ("Base Ten" or the "Company") is engaged in the development of commercial applications focused on manufacturing execution systems, medical screening and image processing software. For the period ended October 31, 1997, the Company was also engaged, through its Government Technology Division, in the design and manufacture of electronic systems employing safety critical software for the defense industry. Effective December 31, 1997, the Government Technology Division was sold by the Company. See Note D below.


B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        1. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

                As a result of the change of the fiscal year end from October 31st to December 31st, the quarterly comparisons are between the third calendar quarter for 1998 and the fourth fiscal quarter for 1997, as indicated in the financial statements. The third quarter of 1998 includes the months of July, August and September; the comparative fourth quarter of fiscal year 1997 includes the months of August, September and October. Although there is a difference of one calendar month, management does not believe that the difference is significant.

        2. Basis of Presentation - The consolidated financial statements include the accounts of Base Ten and its subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated. As discussed more thoroughly in Note D, the results of operations of the Government Technology Division have been reported separately as discontinued operations for the period ended October 31, 1997. Net assets of the GTD were sold to Strategic Technology Systems, Inc. ("STS") at the close of business on December 31, 1997 and as such are not presented at September 30, 1998. Net assets of the GTD are reported as net assets held for sale at October 31, 1997.

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

                In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS no. 130"). SFAS No. 130 applies to all companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the financial statements.

                In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company has only one operating segment - providing software products and services to FDA regulated industries. Management believes the adoption of SFAS No. 131 will not have a material impact on the financial statements.

                In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") which is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Statement of Position governs the recognition of revenue by enterprises that license, sell, lease or otherwise market software, except where software is incidental to the products or services being offered as a whole. Application of this Statement of Position has not had a material impact on the financial statements.

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


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         -------------------------------       -----------------------------
                                                         SEPTEMBER 30,        OCTOBER 31,          SEPTEMBER 30,      OCTOBER 31,
                                                         --------------   ----------------     -----------------    ----------------
                                                              1998              1997                 1998                1997
                                                              ----              ----                 ----                ----
Loss per common share:

Net Loss................................................. $   (3,240,000)     $  (14,762,000)       $ (12,533,000)    $ (20,012,000)
Less:  Preferred stock dividends.........................       (443,000)                 --           (1,376,000)               --
                                                          --------------      --------------        -------------      -------------
Net Loss to common shareholders (numerator).............. $   (3,683,000)     $  (14,762,000)         (13,909,000)    $ (20,012,000)
Weighted average shares (denominator)....................     10,148,509           8,058,052            9,205,927         7,936,745
                                                          --------------      --------------        -------------      -------------
    Net loss per common share............................ $         (.36)     $        (1.83)       $       (1.51)    $       (2.52)
                                                          ==============      ==============        =============      =============
Loss per common share-assuming dilution:
Net Loss................................................. $   (3,240,000)        (14,762,000)        (12,533,000)       (20,012,000)
Less:  Preferred stock dividends......................... $     (443,000)     $           --        $ (1,376,000)     $          --
                                                          --------------      --------------        -------------      -------------
Net Loss to common shareholders (numerator).............. $   (3,683,000)     $  (14,762,000)       $(13,909,000)     $ (20,012,000)
                                                          ==============      ==============        =============      =============
Weighted average shares..................................     10,148,509           8,058,052           9,205,927          7,936,745
Effect of Dilutive Options/Warrants                                   --                  --                  --                 --
                                                          --------------      --------------        -------------      -------------
Weighted averages shares-assuming dilution (denominator)      10,148,509           8,058,052           9,205,927          7,936,745
                                                          --------------      --------------        -------------      -------------
    Net loss per common share............................ $         (.36)              (1.83)       $      (1.51)             (2.52)
                                                          ==============      ==============        =============      =============


                During the three and nine-month periods ended September 30, 1998 and October 31, 1997, there were no outstanding options included in the computation of diluted EPS as the Company had a net loss, and the effect of stock options, warrants and stock conversions would be anti-dilutive to earnings per share.

        1. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

        2. Investments - The Company accounts for its investments using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("FAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders' equity.

                Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 1998 and October 31, 1997, all securities covered by FAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at September 30, 1998 and October 31, 1997, consisted of common stock with a cost basis of $50,000 and $150,000. Differences between cost and market of $75,000 and $143,000 were included as a separate component of shareholder's equity, "unrealized gain on securities available for sale", as of September 30, 1998 and October 31, 1997, respectively.

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


D.      DISCONTINUED OPERATIONS

        On October 27, 1997 the Company entered into an agreement to sell its Government Technology Division ("GTD") to Strategic Technology Systems, Inc. ("STS"). Accordingly, the operating results of the GTD have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations for the three and nine-month periods ended October 31, 1997.


        The net assets of the GTD were sold to STS at the close of business on December 31, 1997, and as such are not presented at September 30, 1998. The net assets of the GTD are included in the consolidated balance sheet as of October 31, 1997 under "Net Assets Held For Sale."


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


E.      SUBSEQUENT EVENTS

        On November 10, 1998, the Company held a Special Meeting of Shareholders. At the meeting, the following were approved by the shareholders: (1) an amendment to the Certificate of Incorporation to increase the authorized Class A Common Stock from 40 million to 60 million shares, (2) the sale and issuance of Series B Convertible Preferred Stock (subject to the execution of definitive agreements), (3) the issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that would receive Series B Convertible Preferred Stock, (4) the modification of the outstanding $10 million 9.01% Convertible Subordinated Debenture, (5) the sale and issuance of up to 6,666,666 shares of Class A Common Stock at a purchase price of $3.00 per share, and Warrants to purchase up to 1,000,000 shares of Class A Common Stock, (6) the amendment to the 1998 Directors' Stock Option Plan, and (7) the amendment to the 1998 Stock Option and Stock Award Plan. On July 24, 1998 the Company filed three Registration Statements on Form S-8 with the Securities and Exchange Commission to register the equity plans referred to in items (6) and (7) above.

        The sale and issuance of Series B Convertible Preferred Stock ("Series B Shares") would be to the Series A Convertible Preferred Stockholders in the form of an even exchange for Series A Convertible Preferred Stock ("Series A Shares"). The terms of the Series B Shares are similar to the Series A Shares, except that: (a) the Series B Shares would have a conversion price of $4.00, whereas the conversion price of the Series A Shares is equal to the lesser of ( i ) $16.25 or (ii) the Weighted Average Price (as defined) of the Class A Common Stock prior to the conversion date; and (b) the Series B Shares, as a result of the fixed conversion price of $4.00, would not provide the holder with the option to receive a subordinated 8% promissory note, as the Series A Shares provides.

        The issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that would receive Series B Convertible Preferred Stock provides for the issuance of 80,000 Class A Common Stock Purchase Warrants for each $1 million of principal amount of the Series A Shares outstanding on November 10, 1998 in addition to certain other Series A Shares which were converted at $4.00 per share between September 1, 1998 and November 10, 1998. These purchase warrants are four-year warrants exercisable at $3.00, and provide for mandatory exercise upon the occurrence of certain events.

        The modification of the $10 million 9.01% Convertible Subordinated Debenture would decrease the conversion price at which the debenture is convertible into shares of Class A Common Stock from $12.50 to $4.00.


        SALE AND ISSUANCE OF $20 MILLION CLASS A COMMON STOCK AND WARRANTS

        On November 13, 1998, in order to provide additional equity to the Company, the Company sold 6,666,666 shares of Class A Common Stock at a purchase price of $3.00 per share for aggregate proceeds of $20,000,000 and net proceeds of $18.8 million, net of commissions and expenses. For each $1 million of Class A Common Stock purchased, the purchaser received seven-year warrants to purchase 50,000 shares of Class A Common Stock, exercisable at $3.00 per share; a total of 1,000,000 warrants were, therefore, issued to the purchaser. The placement agent also received warrants to purchase up to 250,000 shares of Class A Common Stock.

        The following pro-forma balance sheet represents the effect of the sale and issuance of $20 million Class A Common Stock by the Company on November 13, 1998, as described above.


                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                      ACTUAL AS OF                    PRO-FORMA AS OF
                                                                   SEPTEMBER 30, 1998               SEPTEMBER 30, 1998
                                                                   ------------------               ------------------
                                                                      (UNAUDITED)                       (UNAUDITED)
CURRENT ASSETS:
      Cash...................................................    $     2,103,000                  $     20,903,000
      Accounts receivable....................................          4,718,000                         4,718,000
      Other current assets...................................          1,170,000                         1,170,000
                                                                 ---------------                   ---------------
        TOTAL CURRENT ASSETS.................................          7,991,000                        26,791,000
GOODWILL (net of amortization)...............................             22,000                            22,000
OTHER ASSETS.................................................         13,583,000                        13,583,000
                                                                 ---------------                   ---------------
                                                                 $    21,596,000                   $    40,396,000
                                                                 ===============                   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES..........................................          5,299,000                        5,299,000

LONG TERM LIABILITIES:
      Long-term debt.........................................         10,000,000                       10,000,000
      Other long-term liabilities............................          3,603,000                        3,603,000
                                                                 ---------------                   ---------------
        TOTAL LONG-TERM LIABILITIES..........................         13,603,000                       13,603,000

SHAREHOLDERS' EQUITY
     Series A Preferred Stock................................             18,000                           18,000
     Class A Common Stock....................................         10,477,000                       17,144,000
     Class B Common Stock....................................             77,000                           77,000
      Additional paid-in capital.............................         51,450,000                       63,583,000
      Deficit................................................        (59,054,000)                     (59,054,000)
                                                                 ---------------                   ---------------
                                                                       2,968,000                       21,768,000
      Other equity adjustments...............................           (274,000)                        (274,000)
                                                                 ---------------                   ---------------
        TOTAL SHAREHOLDERS' EQUITY...........................          2,694,000                       21,494,000
                                                                 ---------------                   ---------------
                                                                    $ 21,596,000                     $ 40,396,000
                                                                 ===============                   ===============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        During 1997 the Company operated a Medical Technology Division (the "MTD"), and a Government Technology Division (the "GTD"). On December 31, 1997, following approval by shareholders, the Company sold the GTD (the "GTD Sale") to Strategic Technology Systems, Inc. ("STS"). On January 29, 1998, the Company elected to change its fiscal year so that the annual accounting period will henceforth be from January 1 through December 31. This Quarterly Report on Form 10-Q, for the three and nine-month periods ended September 30, 1998, does not include, except as indicated herein, the operations of the GTD.


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


        The consolidated financial statements of the Company have been restated in order to account for the operations of the GTD as discontinued operations in view of the GTD Sale. In the restatement, all items of income and expense attributable to GTD's operations for all periods presented have been eliminated from consolidation and accounted for on a net basis as discontinued operations. All assets and liabilities of the GTD were sold to STS at the close of business on December 31, 1997, and as such are not presented at September 30, 1998. Accordingly, the following discussion of the Company's financial condition and the results of operations excludes the results of the discontinued operations, except as otherwise indicated.


        In February 1998, the Company purchased certain assets from Consilium, Inc. Refer to Note C in the Notes to Consolidated Financial Statements and the "Continuing Operations Overview" below for more information about this acquisition.


         The Company's premier product was PHARMASYST(TM), which was introduced in 1993. Based upon the technology used in PHARMASYST(TM), the Company developed the BASE10(TM)ME product line, formerly known as the PHARM2(TM) product line. The Company revised its product line name in conjunction with the release of BASE10(TM)ME version 2.3 in June 1998.


COST REDUCTION MEASURES

         During the second quarter of 1998, the Company initiated cost reduction measures, coinciding with the completion of certain development work on version
2.3 of BASE10(TM)ME. Costs were primarily reduced by downsizing the Company's workforce by approximately 20%. The effects of the downsizing, which approximated $3.0 million of cost reductions on an annualized basis, and other expense reductions were evidenced in the third quarter and are anticipated to be reflected in the fourth quarter 1998 results of operations.*


CONTINUING OPERATIONS OVERVIEW

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


        The Company believes that the BASE10(TM)ME product is a premier, standardized PC-based system running on Microsoft Windows-NT with requisite functionality and documented support required by the pharmaceutical and medical device industries to assist in reducing costs while remaining FDA, ISO 9000, and GAMP compliant. The Company acquired certain assets from Consilium, Inc. in February 1998 which broadened the Company's reach into these industries with the addition of the FlowStream product ("BASE10(TM)FS"), a UNIX-based MES targeted at pharmaceutical, medical device and specialty chemical customers. The Company will continue to pursue a leadership position in this market, and intends to explore other potential opportunities for growth in other regulated areas such as food, cosmetics, and chemical industries through ongoing investment in these MES products.*


        The Company has received indications from customers and prospects that compliance with industry standards is an imperative to sales. As such, efforts have been focused on compliance with certain industry standards and the Company believes that both BASE10(TM)ME and BASE10(TM)FS are compliant with FDA, ISO 9000, and GAMP.* As described above, there is a need for pharmaceutical and medical device manufacturers to have MES products compliant with current Good Manufacturing Practices (cGMP) as established by the FDA. Further, the Company considers the additional costs of compliance with ISO 9000 and GAMP to be prudent investments.*


        Personnel are in place to address product development and enhancement, sales and marketing, and customer support. Management believes absorbing these expenses in advance of revenue generation is essential to facilitating market emergence and near term growth of the Company.*


        The installation of MES is a complex process involving integration of existing hardware platform and systems. A significant factor in successful field installation is the ability of the customer personnel to understand the system and, in addition to participating in the required training, to accommodate the difference between standard paper systems and electronic methodology.


         For use in a manufacturing environment, the system generally has to undergo validation in accordance with defined procedures determining its fitness for use in a regulated environment. The Company currently has two PHARMASYST(TM) systems installed and validated, one at a medical device manufacturing plant and the other at a pharmaceutical manufacturing plant. There are 14 validated BASE10(TM)FS installations at various customer sites. One additional PHARMASYST(TM) product and four BASE10(TM)ME products are believed to have completed customer testing necessary for validation but have not been formally declared validated by the customer.


        In 1996, the Company determined that its BASE10(TM)ME product had become standardized and, as a result, generally, BASE10(TM)ME license fees are recognized as revenue upon delivery of standard BASE10(TM)ME; revenue for customization is recognized on a percent completion basis; and revenue from other services is recognized as rendered. The Company also determined that BASE10(TM)FS was standardized when acquired and would be accounted for in a consistent manner with BASE10(TM)ME.


         Software development expenditures are expensed as research and development until a product attains technological feasibility. Thereafter, expenditures are capitalized until products attain commercial viability. The Company established technological feasibility for PHARMASYST(TM) in 1993. At September 30, 1998 PHARMASYST(TM) and its successor, BASE10(TM)ME had a capitalized value of $2.4 million after allowing for amortization. Development expenditures for PHARMASYST(TM), BASE10(TM)ME and other commercial products have consisted primarily of salaries of software engineers and quality assurance staff plus applicable allocated overhead. The amortization period for PHARMASYST(TM) and BASE10(TM)ME is scheduled to be completed by June 1999 and until then will have a significant effect on earnings.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
THREE MONTHS ENDED OCTOBER 31, 1997

CONTINUING OPERATIONS

        REVENUES

        Company revenues were $2.7 million in the period ended September 30, 1998 as compared to $0.9 million in the three months ended October 31, 1997. Revenues for the three months ended September 30, 1998 were derived 54% from software licenses, maintenance and installations, 32% from solutions services and 14% from product enhancements, compared to revenues for the three months ended October 31, 1997 which were primarily derived from software licenses, installations and enhancements.

        COST OF SALES

        Cost of sales during the period ended September 30, 1998 increased slightly to $1.5 million from $1.4 million in the quarter ended October 31, 1997, primarily due to salary and labor-related expenses for software development being largely expensed as incurred in the quarter ended September 30, 1998, as opposed to the quarter ended October 31, 1997 when salaries were primarily capitalized, partially offset by the reclassification of certain salaries from cost of sales to sales and marketing in the 1998 period. In the quarter ended September 30, 1998, salary and labor-related expenses in cost of sales were approximately $1.0 million.


        AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

        Amortization of capitalized software decreased in the 1998 period to $1.0 million, as compared to $1.8 million in the 1997 period. This decrease resulted from a 1997 fiscal fourth quarter adjustment to the amortization method for fiscal year 1997, which increased the amortization costs for the quarter ended October 31, 1997.


        RESEARCH AND DEVELOPMENT COSTS

        Research and development costs increased to $186,000 in the 1998 period as compared to $49,000 in the 1997 period. The increase is related to additional salaries and related expenses in the 1998 period. Research and development costs are incurred to develop future additions to the Company's current product family.


        SALES AND MARKETING EXPENSES

         Company sales and marketing expenses increased significantly in the 1998 period to $1.5 million, from $0.9 million in the quarter ended October 31, 1997. This rise was mainly due to increases in sales commissions, resulting from increased revenues, and from the reclassification of certain salaries from cost of sales to sales and marketing.


        GENERAL AND ADMINISTRATIVE EXPENSES

        Company general and administrative expenses decreased significantly in the 1998 period to $1.5 million, from $6.3 million in the comparable 1997 period. In the 1997 period, general and administrative expenses were higher than normal, largely due to the inclusion of $2.7 million of compensation-related stock options and warrants (valued at fair market utilizing the Black-Scholes option pricing model) issued to non-employees for services rendered during 1997. Also contributing to the increased expenses in the 1997 period were a $1.0 million reserve recorded to cover potential cost overruns and penalties, and costs associated with the liquidation of the government business, including severance payments, consulting agreements and professional fees. In the 1998 period, the aforementioned costs are not present, resulting in a significant decrease in the 1998 period as compared to the 1997 period.


        OTHER EXPENSE

        Other expense decreased from $0.5 million in the 1997 period to $0.2 million in the 1998 period. Other expense in 1998 is primarily comprised of interest expense of $0.3 million, offset by $0.1 million of other income. In the 1997 period, other expense is mainly comprised of interest expense. Interest expense decreased in the 1998 period as a result of a reduced level of debt, resulting from the conversion of certain convertible debentures into common stock; other income increased in the 1998 period as a result of rental income earned on the sublease of building space to STS, which was not present in the 1997 period.


        CONTINUING LOSSES

        The Company incurred a net loss of $3.2 million in the quarter ended September 30, 1998, compared to a $10.0 million net loss from continuing operations for the quarter ended October 31, 1997. The decreased loss was primarily due to increased revenues of $1.8 million, combined with decreases in software amortization of $0.8 million, general and administrative expenses of $4.8 million, and other expenses of $0.3 million. These decreases were partly offset by increases in cost of sales of $0.1 million, research and development of $0.1 million, and sales and marketing of $0.7 million. The Company expects additional losses for the fourth quarter of 1998, including amortization expense currently estimated to be $3.7 million for the 1998 year. The Company's ability to achieve profitable operations is dependent upon, among other things, the completion of current development and testing activities for BASE10(TM)ME and BASE10(TM)FS, timely delivery and successful installation and acceptance of its systems by its customers, and successful competition in the markets in which the Company participates.*


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
NINE MONTHS ENDED OCTOBER 31, 1997

CONTINUING OPERATIONS

        REVENUES

        Company revenues were $5.7 million in the nine-month period ended September 30, 1998 as compared to $2.3 million in the comparable period ended October 31, 1997. Revenues for the nine months ended September 30, 1998 were derived 45% from software licenses, maintenance and installations, 40% from solutions services and 15% from product enhancements, compared to revenues which were primarily derived from software licenses, installations and enhancements in the nine-month period ended October 31, 1997.

        COST OF SALES

        Cost of sales during the period ended September 30, 1998 increased significantly to $5.8 million from $3.1 million in the nine months ended October 31, 1997, primarily due to salary and labor-related expenses for software development being largely expensed as incurred in the nine months ended September 30, 1998 as opposed to the period ended October 31, 1997, when salaries were primarily capitalized, partially offset by the third quarter reclassification of certain salaries from cost of sales to sales and marketing in the 1998 period. In the 1998 period, salary and related expenses in cost of sales were approximately $4.5 million. The increase in costs during the 1998 period resulted largely from increased costs incurred in completing the development of version 2.3 of Base10(TM)ME, the integration costs related to the addition of the FlowStream product line, as well as the severance payments related to the second quarter downsizing (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cost Reduction Measures).


        AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

        Amortization of capitalized software increased in the 1998 period to $2.8 million, as compared to $2.6 million in the 1997 period. This increase is attributable to the greater capitalization level of software costs in the nine months ended September 30, 1998 versus the comparable period ended October 31, 1997, combined with the lower amount of remaining amortizable months available to spread capitalized cost over in the 1998 period, as compared to the 1997 period.


        RESEARCH AND DEVELOPMENT COSTS

        Research and development costs increased to $519,000 in the 1998 period as compared to $133,000 in the 1997 period. This increase is related to additional salaries and related expenses in the 1998 period. Research and development costs are incurred to develop future additions to the Company's current product family.


        SALES AND MARKETING EXPENSES

        Sales and marketing expenses significantly increased in the 1998 period to $3.8 million, from $2.2 million in the nine months ended October 31, 1997. The rise was mainly attributable to increases in sales commissions, resulting from increased revenues, salaries and related expenses resulting from the hiring of additional personnel, and from the third quarter reclassification of certain salaries from cost of sales to sales and marketing.


        GENERAL AND ADMINISTRATIVE EXPENSES

        Company general and administrative expenses decreased significantly in the 1998 period to $4.7 million, from $7.3 million in the comparable period in 1997. In the 1997 period, general and administrative expenses were high, largely due to the inclusion of $2.7 million of compensation-related stock options and warrants (valued at fair market utilizing the Black-Scholes option pricing model) issued to non-employees for service rendered during 1997. Also contributing to the large expenses in the 1997 period were a $1.0 million reserve recorded to cover potential cost overruns and penalties, and costs associated with the liquidation of the government business, including severance payments, consulting agreements and professional fees. In the 1998 period, the aforementioned costs are not present, resulting in a significant decrease in the 1998 period as compared to the 1997 period. Partly offsetting the decrease in the 1998 period are increases in administrative salary and related expenses and severance payments associated with the second quarter 1998 downsizing.

        OTHER EXPENSES

        Other expenses decreased from $1.2 million in the 1997 period to $0.6 million in the 1998 period. In 1998, other expense is primarily comprised of interest expense of $1.2 million, offset by $0.4 million of interest income and $0.2 million of other income. In the 1997 period, other expense was mainly comprised of interest expense. Interest expense remained consistent in the 1998 period as a result of similar average levels of debt; interest income increased in the 1998 period as a result of higher cash balances available to earn interest; other income increased in the 1998 period due to rental income earned on the sublease of building space to STS, which was not present in the 1997 period.


        CONTINUING LOSSES

        The Company incurred a net loss of $12.5 million in the nine months ended September 30, 1998, compared to a $14.3 million net loss from continuing operations for the period ended October 31, 1997. The decreased loss was primarily due to increased revenues of $3.4 million, combined with decreases in general and administrative expenses of $2.7 million, and other expenses of $0.6 million. These decreases were partly offset by increases in cost of sales of $2.7 million, software amortization of $0.2 million, research and development of $0.4 million, and sales and marketing of $1.6 million. The Company expects additional losses for the fourth quarter of 1998, including amortization expense currently estimated to be $3.7 million for the 1998 year.* The Company's ability to achieve profitable operations is dependent upon, among other things, the completion of current development and testing activities for BASE10(TM)ME and BASE10(TM)FS, timely delivery and successful installation and acceptance of its systems by its customers, and successful competition in the markets in which the Company participates.*


YEAR 2000 ISSUES

        Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. This problem (the "Y2K Problem") is widely expected to increase in frequency and severity as the year 2000 ("Y2K") approaches. The Company, in anticipating Y2K, has kept the potential for this problem in mind when purchasing new computers, software and equipment during the past year. The Company has considered this problem when developing new products for sale to customers.


        COMPANY READINESS. The Y2K Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, during the second quarter of 1998, the Company formed an internal Y2K committee whose goal is to minimize any disruptions of the Company's business and to limit the Company's liabilities resulting from the Y2K Problem. As a result, the Company is reviewing its internal computer programs and systems, as well as the software that the Company develops and sells to customers, to determine if the programs and systems will be Y2K compliant.


         INFORMATION TECHNOLOGY SYSTEMS. During the first quarter of 1998, the Company, in anticipation of the year 2000, replaced its existing financial accounting software system, which the Company deems to be a business-critical system, with a system which is vendor-certified Y2K compliant from an industry leader in financial accounting software.


        The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be replaced or upgraded to minimize the possibility of a material disruption to its business. The Company presently believes that computer systems which are not currently Y2K-compliant will be replaced or upgraded in the normal replacement cycle prior to 2000.


        SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Y2K problem. The Company is currently assessing the potential effect of, and costs of remediating, the Y2K Problem on its office and facilities equipment, however, it currently believes that the risk of business interruption due to this equipment is minimal.


        SOFTWARE SOLD TO CUSTOMERS. The Company believes that it has substantially identified and resolved all potential Y2K Problems with its latest MES software release, version 2.3 of BASE10(TM)ME, as well as with version 3.4 and later versions of BASE10(TM)FS. However, management also believes that it is not possible to determine with complete certainty that all Y2K Problems affecting the Company's software products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.


        Certain customers have earlier versions of the Company's MES software, PHARM2(TM) (prior to version 2.3) and PHARMASYST(TM) which have not yet been tested by the Company for Y2K compliance. All of the customers that have purchased these earlier versions have had substantial customization done, which dictates that Y2K testing and modifications must be done on a case by case basis. These customers have been notified of the Company's willingness and ability to provide Y2K test specifications and/or manpower to help bring their version of the Company's software into Y2K compliance. It is a small number of customers that still operate with these earlier versions, and the Company believes that it can bring these earlier versions of the Company's software product into Y2K compliance without any material additional financial or human resources.


        Also, some customers have earlier versions of BASE10(TM)FS (prior to version 3.4) which have not been tested for Y2K compliance. However, the Company has a standard upgrade path in place for bringing all of these earlier versions into Y2K compliance. The upgrade has been made available and customers are currently planning the timing of when they will perform the upgrade. The Company believes that this upgrade can be provided with minimal use of financial and human resources, due to the standardized nature of this upgrade path.


        COSTS OF COMPLIANCE. The Company currently believes that its computer systems will be Y2K compliant in a timely manner, and estimates the total costs to the Company of completing any required replacements or upgrades of these internal systems will not have a material adverse effect on the Company's business or results of operations, although no assurances can be given. Any costs incurred are being funded with cash flows from operations. This estimate is being monitored and will be revised as additional information becomes available.


        THIRD PARTY SUPPLIERS. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Y2K Problem. While the majority of the Company's significant suppliers are software industry leaders and have committed to upgrades to resolve any Y2K Problems, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Y2K Problems with these systems, there can be no assurance that these suppliers will resolve any or all Y2K Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Y2K Problems with their systems in a timely manner could, but is not currently expected to, have a material adverse effect on the Company's business, financial condition, and results of operations.


        MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company expects to identify and resolve all Y2K Problems that could have a material adverse effect on its business operations. However, management believes that it is not possible to determine with complete certainty that all Y2K Problems affecting the Company have been identified or corrected. It is not possible to accurately predict how many Y2K Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company, under this worst-case scenario, could suffer the following consequences: (a) a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and (b) a small number of serious system failures related to older versions of the Company's PHARMASYST(TM) and PHARM2(TM) products that may require significant efforts by the Company and/or its customers to prevent or alleviate material business disruptions.


         CONTINGENCY PLANS. The Company is currently developing contingency plans to be implemented as part of its effort to identify and correct Y2K Problems that may affect its internal systems. The Company currently expects to complete its contingency plans during early 1999. Depending on the systems affected, these plans could include accelerated replacement of affected third party equipment or software (the timing of which would occur in the third quarter of 1999), the hiring of additional personnel and/or increased work hours for Company personnel to correct, on an accelerated schedule, any Y2K Problems that arise with the earlier versions of PHARMASYST(TM) and PHARM2(TM) software sold to customers, and/or similar approaches to any Y2K Problems that may occur. If the Company is required to implement any of these contingency plans, it could, but is not currently expected to, have a material adverse effect on the Company's financial condition and results of operations.


        Based on the Company's current analysis of the Y2K Problem, as described above, the Company does not believe that the Y2K Problem will have a material adverse effect on the Company's business or results of operations.


        DISCLAIMER. The discussion of the Company's efforts, and management's expectations, relating to Y2K compliance are forward-looking statements. The Company's ability to achieve Y2K compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the resources needed to bring older versions of the Company's PHARMASYST(TM) and PHARM2(TM) software into Y2K compliance, the third-party supplier's ability to modify its proprietary software, and unanticipated problems identified in the ongoing compliance review.


LIQUIDITY AND CAPITAL RESOURCES

        Company working capital decreased from $5.8 million to $2.7 million during the nine-month 1998 period, ended September 30, 1998. The Company had $2.1 million of cash at September 30, 1998, down from $9.1 million at December 31, 1997. The decrease in cash during the nine-month period ended September 30, 1998 resulted from the use of cash in operations of $14.5 million, the use of cash in investing activities of $2.6 million, and the effects of exchange rates of $0.2 million. These uses of cash were partly offset by cash provided from financing activities of $10.2 million.

        In 1998 cash used in operations has been affected primarily by the net loss of $12.5 million, an increase of $3.1 million in accounts receivable, an increase in other current and non-current assets of $1.7 million, and a reduction of $0.5 million in accounts payable and accrued expenses. These uses of cash have been partially offset by amortization and depreciation of $3.4 million, included in the aforementioned net loss amount.

        Investing activities in 1998 have been comprised primarily of the acquisition of assets related to the Flowstream product of $2.1 million, and additions to plant and equipment of $0.5 million.

        Cash from financing activities for the nine-month 1998 period have been primarily due to the receipt in January 1998 of $9.6 million related to the second installment of an investment by the Company's Series A Preferred Stockholders.

        During the quarter ended September 30, 1998, the Company determined that it needed to secure additional sources of capital to fund its operations. On November 10, 1998, at a Special Meeting of Shareholders, the sale and issuance of up to 6,666,666 shares of Class A Common Stock was approved, among other items, by the shareholders of the Company. The Company received net proceeds from this sale of $18.8 million on November 13, 1998. The Company currently believes that cash to be generated by operations and existing capital resources will be sufficient to fund its operations through the end of 1999. However, in this respect, the Company is relying on its leading products, BASE10(TM)ME and BASE10(TM)FS to stimulate new orders. Neither the additional development of the Company's MES products nor the consequential generation of cash can be assured, either in time or amount, nor is there any assurance that such amounts will be sufficient for the Company's needs. In the absence of such orders or the promise thereof, neither of which can be assured, as well as in connection with its expected capital needs for the year 2000 and beyond, the Company may elect to seek additional sources of capital and may also elect to reduce the pace of its development of its products and/or establish other cost reduction measures, which could adversely impact the Company. In the event the Company elects to seek additional capital there can be no assurance that such funds or capital would be available on the terms or in the amounts needed.*


*FORWARD LOOKING STATEMENT

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

                           PART II. OTHER INFORMATION


ITEM 2:         CHANGES IN SECURITIES

        On November 10, 1998, the Company held a Special Meeting of Shareholders. At the meeting, the following were approved by the shareholders: (1) an amendment to the Certificate of Incorporation to increase the authorized Class A Common Stock from 40 million to 60 million shares, (2) the sale and issuance of Series B Convertible Preferred Stock (subject to the execution of definitive agreements), (3) the issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that would receive Series B Convertible Preferred Stock, (4) the modification of the outstanding $10 million 9.01% Convertible Subordinated Debenture, (5) the sale and issuance of up to 6,666,666 shares of Class A Common Stock at a purchase price of $3.00 per share, and Warrants to purchase up to 1,000,000 shares of Class A Common Stock, (6) the amendment to the 1998 Directors' Stock Option Plan, and (7) the amendment to the 1998 Stock Option and Stock Award Plan. On July 24, 1998 the Company filed three Registration Statements on Form S-8 with the Securities and Exchange Commission to register the equity plans referred to in items (6) and (7) above.

        The sale and issuance of Series B Convertible Preferred Stock ("Series B Shares") would be to the Series A Convertible Preferred Stockholders in the form of an even exchange for Series A Convertible Preferred Stock ("Series A Shares"). The terms of the Series B Shares are similar to the Series A Shares, except that: (a) the Series B Shares would have a conversion price of $4.00, whereas the conversion price of the Series A Shares is equal to the lesser of ( i ) $16.25 or (ii) the Weighted Average Price (as defined) of the Class A Common Stock prior to the conversion date; and (b) the Series B Shares, as a result of the fixed conversion price of $4.00, would not provide the holder with the option to receive a subordinated 8% promissory note, as the Series A Shares provides.

        The issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that would receive Series B Convertible Preferred Stock provides for the issuance of 80,000 Class A Common Stock Purchase Warrants for each $1 million of principal amount of the Series A Shares outstanding on November 10, 1998 in addition to certain other Series A Shares which were converted at $4.00 per share between September 1, 1998 and November 10, 1998. These purchase warrants are four-year warrants exercisable at $3.00, and provide for mandatory exercise upon the occurrence of certain events.

        The modification of the $10 million 9.01% Convertible Subordinated Debenture would decrease the conversion price at which the debenture is convertible into shares of Class A Common Stock from $12.50 to $4.00.

        SALE AND ISSUANCE OF $20 MILLION CLASS A COMMON STOCK AND WARRANTS

        On November 13, 1998, in order to provide additional equity to the Company, the Company sold 6,666,666 shares of Class A Common Stock at a purchase price of $3.00 per share for aggregate proceeds of $20,000,000 and net proceeds of $18.8 million, net of commissions and expenses. For each $1 million of Class A Common Stock purchased, the purchaser received seven-year warrants to purchase 50,000 shares of Class A Common Stock, exercisable at $3.00 per share; a total of 1,000,000 warrants were, therefore, issued to the purchaser. The placement agent also received warrants to purchase up to 250,000 shares of Class A Common Stock.


        CONVERSION OF CONVERTIBLE TERM DEBENTURES TO CLASS A COMMON STOCK

        During the three months ended September 30, 1998, $1,700,000 of Convertible Term Debentures were converted to 674,856 shares of Class A Common Stock. At September 30, 1998, after the effect of these conversions, the Company had $10,000,000 of Convertible Term Debentures on its balance sheet.


        CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK TO
        CLASS A COMMON STOCK

        During the three months ended September 30, 1998, 1,574 shares of Series A Convertible Preferred Stock were converted to 312,524 shares of Class A Common Stock.


        As of November 13, 1998, an additional 3,600 shares of Series A Convertible Preferred Stock were converted to 1,500,338 shares of Class A Common Stock, during the fourth quarter of 1998.


ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On November 10, 1998, the Company held a Special Meeting of Shareholders. At the meeting, the following were approved by the shareholders: (1) an amendment to the Certificate of Incorporation to increase the authorized Class A Common Stock from 40 million to 60 million shares, (2) the sale and issuance of Series B Convertible Preferred Stock (subject to the execution of definitive agreements), (3) the issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that would receive Series B Convertible Preferred Stock, (4) the modification of the outstanding $10 million 9.01% Convertible Subordinated Debenture, (5) the sale and issuance of up to 6,666,666 shares of Class A Common Stock at a purchase price of $3.00 per share, and Warrants to purchase up to 1,000,000 shares of Class A Common Stock, (6) the amendment to the 1998 Directors' Stock Option Plan, and (7) the amendment to the 1998 Stock Option and Stock Award Plan. On July 24, 1998 the Company filed three Registration Statements on Form S-8 with the Securities and Exchange Commission to register the equity plans referred to in items (6) and (7) above.

        The sale and issuance of Series B Convertible Preferred Stock ("Series B Shares") would be to the Series A Convertible Preferred Stockholders in the form of an even exchange for Series A Convertible Preferred Stock ("Series A Shares"). The terms of the Series B Shares are similar to the Series A Shares, except that: (a) the Series B Shares would have a conversion price of $4.00, whereas the conversion price of the Series A Shares is equal to the lesser of ( i ) $16.25 or (ii) the Weighted Average Price (as defined) of the Class A Common Stock prior to the conversion date; and (b) the Series B Shares, as a result of the fixed conversion price of $4.00, would not provide the holder with the option to receive a subordinated 8% promissory note, as the Series A Shares provides.

        The issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that would receive Series B Convertible Preferred Stock provides for the issuance of 80,000 Class A Common Stock Purchase Warrants for each $1 million of principal amount of the Series A Shares outstanding on November 10, 1998 in addition to certain other Series A Shares which were converted at $4.00 per share between September 1, 1998 and November 10, 1998. These purchase warrants are four-year warrants exercisable at $3.00, and provide for mandatory exercise upon the occurrence of certain events.

        The modification of the $10 million 9.01% Convertible Subordinated Debenture would decrease the conversion price at which the debenture is convertible into shares of Class A Common Stock from $12.50 to $4.00.


        In order to provide additional equity to the Company, the Company has agreed to sell up to 6,666,666 shares of Class A Common Stock at a purchase price of $3.00 per share for aggregate proceeds of up to $20,000,000. For each $1 million of Class A Common Stock purchased, the purchaser will receive seven-year warrants to purchase 50,000 shares of Class A Common Stock, exercisable at $3.00 per share. (See "Sale and Issuance of $20 Million Class A Common Stock and Warrants" under "Item 2: Changes in Securities").


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



Date:      November 16, 1998
                                       BASE TEN SYSTEMS, INC.
                                       (Registrant)



                                        By: /S/  THOMAS E. GARDNER
                                           -------------------------------------
                                           Thomas E. Gardner
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                                        By: /S/  WILLIAM F. HACKETT
                                            ------------------------------------
                                            William F. Hackett
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      November 16, 1998
                                       BASE TEN SYSTEMS, INC.
                                       (Registrant)



                                        By: ------------------------------------
                                           Thomas E. Gardner
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




                                        By:-------------------------------------
                                            William F. Hackett
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)