Form 10-K
period 1998-12-31
BASE TEN SYSTEMS INC
filed 1999-04-16
CIK 10242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                                    ---------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 1998           Commission File No. 0-7100
-------------------------------------------           --------------------------

                             BASE TEN SYSTEMS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


     New Jersey                                      22-1804206
     ----------                                      ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                             One Electronics Drive
                           Trenton, New Jersey 08619
                           -------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (609) 586-7010

           Securities registered pursuant to Section 12(g) of the Act:

                                                   Outstanding at
            Title of each class                    March 26, 1999
            -------------------                    --------------

           Class A Common Stock                      21,204,264
           Class B Common Stock                        71,144

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K (X).

As of March 26, 1999, 21,204,264 shares of Class A Common Stock and 71,144 shares of Class B Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $15,457,000 and $163,000, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

Item 1.  Business
-----------------


*Forward Looking Statement

    The following contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward looking statements and paragraphs may be identified by an "asterisk" ("*") or by such forward looking terminology as "may", "will", "believe", "anticipate", or similar words or variations thereof. Such forward looking statements involve certain risks and uncertainties including the particular factors described below in this Business discussion as well as throughout this annual report and in each case actual results may differ materially from such forward looking statements. Successful marketing of BASE10(TM)ME, BASE10(TM)CS and BASE10(TM)FS and their future contribution to Company revenues depends heavily on, among other things, successful early completion of current test efforts and the necessary corrections to the software permitting timely delivery to customers, none of which can be assured. Other important factors that the Company believes may cause actual results to differ materially from such forward looking statements are discussed in the "Risk Factors" sections in the Company's Registration Statement on Form S-3 (File No. 333-46095) as well as current and previous filings with the Securities and Exchange Commission. In assessing forward looking statements contained herein, readers are urged to read carefully those statements and other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results or events (expressed or implied) will not be realized.


Overview
--------

    Base Ten Systems, Inc. (the "Company" or "Base Ten") was founded in 1966 and became publicly traded in 1968. Through its earlier history, the Company's focus was designing and producing products for defense and space programs ranging from airborne telemetry installed in the Apollo spacecraft to high performance weapons controllers used during operation Desert Storm through its Government Technology Division ("GTD"). As the "cold war" came to an end, management recognized that declines in U.S. and NATO spending required that Base Ten develop commercial lines of business.

    As an outgrowth of strategic planning work begun in 1990, management began looking at new business lines leveraging its experience in developing safety critical technology applications. With the promise of significant growth, the pharmaceutical and medical device markets emerged as likely targets of opportunity for the "new" Base Ten. Specifically, the development and marketing of software solutions for the manufacture of pharmaceuticals and medical devices addressed a totally unserved market niche. The Company established the Medical Technology Division ("MTD") to address the differing development, manufacturing, marketing, and sales needs of the commercial sector.

    Losses resulting from reduced revenues from the shrinking defense market coupled with considerable product development and marketing expense in the MTD produced increasing operating losses for Base Ten as a whole. In 1997, the decision was reached to sell the defense related business and focus exclusively on the opportunities offered in the medical technology market. On December 31, 1997, following shareholder approval, Base Ten completed the sale of the GTD to Strategic Technology Systems, Inc. ("Strategic"). On January 29, 1998 the Company elected to change its fiscal year to an accounting period January 1 through December 31.

    Since the establishment of the MTD, Base Ten has been designing, developing, and marketing comprehensive software solutions for regulated manufacturing industries, and most recently, computerized Manufacturing Execution Systems ("MES") for the pharmaceutical and medical device industries. Management focused on the MES markets, as it believes there is a strong potential for growth over the next few years. Factors contributing to this decision include the growing pressure on the Company's customer base to comply with regulations promulgated by the Food and Drug Administration ("FDA"), the International Standards Organization ("ISO 9000"), and other industry standards such as Good Automated Manufacturing Practices ("GAMP"). In addition, increasing competitive influences brought on by a) recent business combinations occurring in the customer market, and b) the rise in purchasing power among HMOs and other benefit programs, have underscored the need for manufacturers to be even more cost efficient.*

    Base Ten's products are used in safety critical applications requiring consistent, highly reliable outcomes where an out-of-specification event could have a catastrophic result. The Company developed a core competency in safety critical programs based on 20 plus years of experience designing electronic applications used primarily in weapons management systems for military aircraft. Base Ten has applied this expertise to the development of its MES products. The Company's premier product was PHARMASYSTTM. It was a computerized manufacturing execution system designed specifically for the pharmaceutical, medical device, biotechnology, and chemical industry. Based upon the technology used in PHARMASYSTTM, the Company developed the BASE10TMME product line (formerly known as PHARM2TM). In addition, the assets of the FlowStream product, a similar MES offering, were purchased from Consilium, Inc., in February 1998, and renamed BASE10TMFS (refer to Note D to the Consolidated Financial Statements). Lastly, the clinical supplies market, a subset of the pharmaceutical manufacturing segment, was identified as an attractive business opportunity. In September 1998, using software similar to BASE10TMME, the Company introduced BASE10TMCS.

    BASE10TMME operates on a PC-based system using distributed WindowsTM NT client-server architecture. BASE10TMFS uses a distributed HP-UX or Digital VAX/VMS client-server architecture, object-oriented design, application programming, and a relational database. They are both fully scalable and may be implemented in a single operation, department, or across an entire supply chain. The advantages of gradual integration are maximized user-level performance and the ability to adjust quickly to ever-changing demands. An intuitive user interface eases the task of data entry and retrieval with icons, selection boxes, and an intelligent form designer. In addition, Base Ten's MES products are not custom solutions or tool kits. They are designed and marketed as standard applications, for implementation into a customer's existing manufacturing facility. Both MES products act as electronic monitors, ensuring that the production process complies with a predefined set of specifications in order to produce a consistent product. Base Ten is engaged in a continuous program to maintain compliance with an industry generated standard for GAMP as a means of differentiating itself from present and future competition.*

    BASE10TMCS, a Clinical Supplies Materials Management System, is an analog of BASE10TMME. It was designed for pre-approval product testing and is based on a distributed Windows NT client-server platform for application within Phase II and III clinical trials. BASE10TMCS helps to ensure that a secure and steady flow of the trial product is available for distribution. The effective management of patient pack supply is critical for obtaining regulatory approval as well as for meeting or exceeding time to market goals. In an increasingly competitive global market, where the pressure to launch new drugs is mounting, the need for an automated material management system like BASE10TMCS is clear. It allows rapid fulfillment of requests, full support of traceability requirements, while maintaining full compliance with FDA procedures. Historical operations data is stored in a relational database which can be readily accessed to support a new drug application, real-time production analyses, and ultimately, timely scale-up to commercial production. *

    The Company believes that BASE10TMME, BASE10TMFS and BASE10(TM)CS address many of the unique challenges faced by these regulated industries. For a large number of companies, managing, controlling, and documenting the manufacturing process and pre-approved product testing process, in real-time, while reducing costs, and remaining in compliance have been difficult. Base Ten's products offer state-of-the-art software solutions that reduce paperwork, human error, and the time required to review, approve, and analyze batch records. More importantly, since customers and prospects have indicated that compliance with industry standards is imperative, efforts have been focused on ensuring that the products are also in compliance with the FDA current Good Manufacturing Practice ("cGMP"), ISO 9000, and GAMP*.

    To appreciate the advantages of Base Ten's products, it is important to understand the functions that a manufacturing execution system is designed to perform. MES are software programs designed to create uniformity in a production sequence by defining the elements of each production step. They essentially institute a checklist to be followed, defining the raw material inputs, equipment operating instructions, and procedures to be followed in order to maintain consistency in an end product. Historically, manufacturers have implemented MES using paper forms that follow a batch through the production sequence, requiring signatures to verify that defined procedures were followed. Paper-based systems are susceptible to human errors, leading to an increased possibility of corrupted batches. The production of certain products effecting health and safety, such as pharmaceuticals and consumer products, require greater production process control to decrease the possibility of a corrupted end product. To obtain greater control and increase efficiency, manufacturers have incorporated custom computer solutions into their MES. These solutions are expensive, time consuming to implement, address only limited procedures and generally do not possess the flexibility for expansion or the addition of new technologies.

    Base Ten believes there is a compelling and immediate need for the pharmaceutical and medical device industries to implement MES that are cost effective, are flexible, and facilitate the demonstration of compliance with FDA cGMP regulations. It is also believed that these industries are actively seeking suppliers and products to aid in compliance. Base Ten's manufacturing execution systems are designed to enable these companies to meet their needs in a way that is consistent with how they presently do business. The Company's MES products enable the customer to specify the individual steps of the production process. They interface with Manufacturing Resource Planning ("MRP") and Supervisory Control and Data Acquisition ("SCADA") systems, information databases and stand-alone production machinery such as scales, blenders and ovens, directing the execution of the production process and continuously monitoring the compliance of each step with the manufacturer's defined specifications. Should they recognize an out-of-specification event, they can adapt to the out-of-specification event by selecting a previously defined and approved alternative procedure in order to allow the process to continue in a compliant manner. If a remedial alternative is not available, the Base Ten products will not authorize commencement of the next production step and can issue a problem notification to supervisory or quality control personnel. In addition, BASE10(TM)ME, BASE10(TM)FS, and BASE10(TM)CS chronologically track and electronically record each input, procedure and output, which provides a significant tool for the customer to demonstrate ongoing cGMP compliance. *

    Base Ten's products provide a standard set of MES applications, and not a set of tools that the customer must learn to use in order to develop a solution. An intelligent MES software set was created that is both flexible and robust. Fully integrated modules, that are linked to a system's database, are the key to rapid implementation. Base Ten's standard MES products can be configured with the appropriate modules to meet a customer's specific requirements. Additionally, the features and functions required to support FDA cGMP are built into the standard base product.

    The Company believes that BASE10TMME, BASE10TMFS, and BASE10TMCS are applicable to the highly regulated pharmaceutical and medical device manufacturing industries. The production of pharmaceuticals is subject to FDA cGMP, which mandate compliance with technical requirements involving manufacturing production processes. During its inspections, the FDA frequently verifies whether a manufacturer is in compliance with cGMP. These software products, through Base Ten's program of meeting GAMP requirements, is intended to support the manufacturer's verification of a compliant production process in a manner which Base Ten believes is acceptable to the FDA. *


Partnerships
------------

       The Company has entered into collaborative relationships with industry recognized engineering firms and system integrators that can implement, and/or validate our products. The Company has established partnerships with Walsh Automation, a Canadian systems integrator; WTI Systems Ltd, an English systems integrator; Toyo Engineering Co., a Japanese developer of turnkey manufacturing facilities; KPMG LLP and Foster Wheeler, providers of services and integration to the pharmaceutical industry; Taisei Corporation, a construction and engineering company in Japan and Euriware, a European based integrator.

    In addition, Base Ten has established strategic and technology alliances that enhance its product portfolio and technology offerings. Some of the partnerships include, but are not limited to the following: Microsoft, a leading technology software provider; Intellution, a leading supplier of Supervisory Control and Data Acquisition/Batch Control and Execution software; and Documentum, a leading supplier of Document Management software. Additionally, the Company has partnered with Compaq, Novasoft, Beckman Coulter, and SAP to offer the Integrated Pharmaceutical Supply Chain Consortium utilizing the BusinessBus technology. This is a new solution set for complex pharmaceutical manufacturing environments based on industry standard message queuing technology. It provides for seamless integration of disparate enterprise and manufacturing applications without custom coding interfaces and without modifying original code. In addition, the Company has embarked on a certification effort with SAP to provide official recognition of the interfacing between the two software products.*

    These relationships have not yet produced significant revenues, however additional product development is necessary before the anticipated benefits are fully recognized. Base Ten believes that such relationships are necessary if the Company is to achieve its market potential. Through the announcement of these alliances, Base Ten has benefited by gaining increased exposure for its product line. Seminars, conducted jointly with partners, highlight the benefits and demonstrate the applicability and ease of use of its products.


Other Products
--------------

    Ultrasound Imaging Products. Base Ten introduced uPACS(TM), a system for archiving ultrasound images, in 1994. The system digitizes records, and stores ultrasound images on CD-ROMs as an alternative to existing film and video storage systems. In April 1996, the Company determined that uPACS was not a commercially viable product in its current state of development, despite the fact that it expected to receive FDA clearance of a pre-market notification application ("510(k) clearance"), which was ultimately granted in 1996.

    The Company continued development efforts of uPACS(TM), and in May 1997 entered into an agreement whereby it became a minority owner of uPACS LLC, a limited liability company (the "LLC"). Under the terms of the agreement the Company made a capital contribution to the LLC of its rights to its uPACS(TM) technology. In exchange for such capital contribution, the Company received a 9% interest in the LLC. A then outside investor, who is currently a principal shareholder of the Company, made a total capital contribution of $3 million in return for a 91% interest in the LLC. See Note M to the Consolidated Financial Statements for further information on this arrangement. During the fourth quarter of 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology.


Government Technology Division
------------------------------

    As discussed above in the "Overview", on December 31, 1997, following shareholder approval, the Company, completed the sale of the GTD to Strategic. Strategic was a newly formed corporation managed and partially owned by individuals who were, prior to the GTD Sale, members of the Company's senior management (the "Management Group"). Members of the Management Group were significantly involved in the business and development of the GTD while employed by the Company and left the Company's employ to join Strategic concurrently with the GTD Sale. Strategic acquired substantially all of the net operating assets of the GTD in exchange for certain consideration pursuant to the terms and conditions set forth in an Asset Purchase Agreement between the Company and Strategic dated October 27, 1997.


Sales and Marketing
-------------------

    The Company offers a portfolio of software products and service solutions for use in the pharmaceutical, clinical supplies (a subset of pharmaceuticals), fine chemicals, and medical products industries. During 1998 Base Ten's sales and marketing efforts were focused on MES and clinical supplies materials management applications for the FDA-regulated industries. The Company currently markets its products through a direct sales force in North America and Europe. The sales staff is currently based, domestically at Base Ten's corporate headquarters in New Jersey, and in California, and abroad in England, Germany and Belgium. The Company's sales force conducts presentations and demonstrations to management and end users at the customer site as part of the direct sales effort.

    Base Ten supplements its direct sales efforts with a variety of marketing initiatives including public relations activities, telemarketing, advertising in industry periodicals, trade shows, industry symposiums and workshops, and user group conferences. In addition, the company's website, is actively being used as a sales and marketing tool. While it is a valuable communications conduit, it has also been useful in making initial company and product introductions. The website has also proven to be an effective and efficient way to run annotated product demos for potential customers.*


Research and Development
------------------------

    Base Ten's research and development efforts are currently directed at the continued evolution of its existing products and clinical supplies applications that will utilize ActiveX components and browser based client technologies. The future generation of Base Ten's software will feature a rich function set and support rapid user customizations, including connectivity with other systems. The Company believes that this path ensures its leadership in the market for world class cGMP manufacturing applications. *

    During fiscal 1996 and 1997 the Company capitalized $4.1 million and $3.4 million, respectively, of software development costs almost all of which was for development of PHARMASYSTTM and BASE10TMME, the Company's core MES software.

    In fiscal years 1996, 1997, and 1998, Base Ten expensed approximately $0.4 million, $0.1 million, and $2.0 million, respectively, in research and development expenditures. The development staff consists of approximately 34 development, project and quality engineers supported by test and administrative staff.


Competition
-----------

    During 1998, the Company competed in the MES and Clinical Supplies software markets. Base Ten faces three major sources of competition: paper-based systems, commercial vendors of software products that develop one or more elements for pharmaceutical manufacturing, and in-house computer programs.

    The Company's competitors include POMS, ProPack GmbH, SAP AG, Elan Informatique, and Courbon. Several of the competitors offer products that are either toolkits, requiring significant customization, or that provide only specific pieces of MES applications, and/or that focus on other vertical markets. Base Ten believes that the majority of Enterprise Resource Planning ("ERP") vendors will choose to partner or acquire the MES-specific functionality in a Best-of-Breed manner rather than developing it in-house, although one has stated otherwise. In addition, the Company feels that it gains a competitive advantage by staying focused on the FDA-regulated vertical industries at a time when other players are branching out into different markets. Another source of competitive advantage comes from its continued development of functionality and support for the evolving Clinical Supplies business. *

    Base Ten believes that the internal Information System departments, responsible for supporting year 2000 ("Y2K") initiatives and ERP projects, provide a source of competition for product sales. In addition, the Company competes with system integrators and internal corporate MIS departments for the services business.

    Competition among providers of software for manufacturers is likely to increase for many reasons. A number of companies have announced plans to introduce component-based products rather than developing an application for a particular operating system. These applications are assembled from compatible or wrapped components and have to exist, operate, and integrate in a component run-time environment. Base Ten needs to support a standardized information infrastructure that would enable integration and interoperability to complementary software applications such as ERP Systems, Document Management Systems ("DMS"), and Laboratory Information Management Systems ("LIMS"). This effort will benefit our customers by reducing implementation complexity, time, and cost. Plant investments are being driven by enterprise needs, therefore, systems that simply automate existing production management activities are not compelling enough to clear the investment hurdle. To demonstrate its competitive advantage, Base Ten needs to excel at, and reduce, the cost of non-production activities. The Company's success depends upon its ability to compete effectively with commercial competitors. *

    Despite the Company's belief that it ranks ahead of the known competition in suitability for pharmaceutical manufacturing, there can be no assurance that it will compete successfully with new or existing competitors or that competitive pressures faced by Base Ten will not materially and adversely affect its business and financial results. *


Proprietary Rights
------------------

    While the Company has received certain patent protection for its Base Ten products, there can be no assurances that any additional patents will be issued, that the scope of any patent protection will be adequate, or that any current or future issued patents will be held valid if challenged. The Company believes that its products and technology do not infringe any existing proprietary rights of others.

    The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret law, and contractual arrangements. However, existing copyright laws offer only limited practical protection for software. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that the means of protecting its proprietary software will be adequate or that competitors will not independently develop technologies similar to that of the Company.

    Under certain circumstances, customers of Base Ten may be entitled to limited access of the BASE10TMME source code. Customer access to source code may increase the products' possibility of misappropriation or other misuses of Base Ten's software. Accordingly, it may be possible for unauthorized third parties to copy certain portions of Base Ten's software or to obtain and use information that the Company regards as proprietary. In addition, the Company has filed applications for a patent covering certain aspects of the safety critical technology.


Regulation
----------

    Base Ten's software products do not require pre-marketing FDA clearance or approval at this time although the Company anticipates that such approval may be required in the future. However, those products are intended to facilitate compliance by pharmaceutical manufacturers with FDA cGMP and are designed to be integrated into a manufacturer's production systems. A pharmaceutical manufacturer's systems, including any BASE10(TM)ME, BASE10TMFS, and BASE10(TM)CS application, must be capable of sufficiently documenting the production of each batch of product to be in compliance with cGMP. Further, the manufacturer must be able to demonstrate to the FDA that its systems have that capability under a variety of circumstances. Base Ten is engaged in a continuous program to maintain compliance with GAMP.*

    Other products Base Ten has developed are considered, and the archiving software for ultrasound images that the Company is supporting will be considered, "medical devices" under FDA regulations. Before such products may be marketed in the U.S., they must receive FDA clearance of a pre-market notification application ("510(k) clearance") or FDA clearance of a pre-market approval application ("PMA"). Obtaining such clearance can take substantial time and can require substantial expenditures. Many other countries regulate the manufacture, marketing and use of medical devices in ways similar to the U.S. There can be no assurance that Base Ten will be able to obtain required clearances for any products it develops on a timely or cost-effective basis, if at all.*


Employees
---------

    The Company currently employs a total work force of 133 persons, including 43 engineers, plus additional contract labor. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.


Product Liability Insurance
---------------------------

     Base Ten maintains product liability insurance of at least $5 million for its products in the event a claim is made that the Company's products failed to prevent defects in pharmaceutical products which resulted in injury to consumers. There can be no assurances that the Company's existing insurance would be adequate to cover any claims or that the Company will be able to obtain and maintain adequate insurance in the future. The Company and Strategic have agreed to each obtain insurance protecting the other from liabilities that could occur because of defense products now in the field manufactured by the GTD while part of the Company.


Foreign Operations
------------------

    Information on operations in different geographic areas is provided in Note J to the Consolidated Financial Statements.

Executive Officers of the Company
---------------------------------

    The current executive officers of the Company are as follows:



Name                      Age       Offices Held with Base Ten                     Period Served
----                      ---       --------------------------                     -------------
Thomas E. Gardner          51       Chairman of the Board, President and           1997 to present
                                    Chief Executive Officer


Alexander M. Adelson       64       Vice Chairman of the Board                     1998 to present


C. Richard Bagshaw         59       Executive Vice President                       1997 to present


William F. Hackett         48       Senior Vice President, CFO and
                                    Secretary                                      1997 to present


Harvey I. Cohen            47       Senior Vice President and                      1998 to present
                                    Chief Technology Officer


Stephen A. Cloughley       38       Senior Vice President                          1998 to present



    A summary of the business experience and background of the Company's officers is set forth below.

    Mr. Gardner has been President and Chief Executive Officer since November 1, 1997, a Director since December 31, 1997 and Co-Chairman of the Board from December 31, 1997 to April 1998. In April 1998, Mr. Gardner was appointed Chairman of the Board.

    Mr. Adelson has been a Director since 1992. He served as Vice Chairman from 1997 until December 31, 1997, Co-Chairman of the Board from December 31, 1997 to April 1998 and since April 1998, serves as Vice Chairman. From 1992 to 1998 Mr. Adelson also provided investment and financial advisory services to the Company.

    Mr. Bagshaw was President and General Manager of Syntex PR of Humacao, Puerto Rico, a subsidiary of Syntex Pharmaceuticals, Palo Alto, California subsequently acquired by Roche Holdings in 1995. From 1991 to 1996 he was responsible for strategy development and implementation for corporate partnering and talent upgrade.

    Mr. Hackett was a Senior Manager for the Princeton Data Division of Bloomberg Financial Markets from 1991 to 1997 responsible for the collection, analysis, and distribution of information and product development.

    Mr. Cohen joined Base Ten in 1980, as senior software engineer developing alarm reporting and missile control systems. In 1993, Mr. Cohen became actively involved in Base Ten's move to the industrial systems market and he was one of the original developers of the company's MES concepts. Mr. Cohen is currently a Senior Vice President of New Product Development and Chief Technology Officer.

    Mr. Cloughley joined the Company in February 1994 as head of sales for Europe. In 1996, he transferred to the corporate offices in Trenton to head the marketing department. More recently, he has become Senior Vice President, in charge of Corporate Strategy & Marketing.


Item 2.  Properties
-------------------

     The Company's principal office in the United States is in Trenton, New Jersey. Base Ten leases an 82,000 square foot facility, which houses its corporate headquarters and development and support activities. The lease for the building expires in October 2009. Base Ten occupies approximately 42,000 square feet of this property. Strategic occupies the remaining approximate 40,000 square feet, pursuant to a five-year sublease with the Company. Base Ten also leases approximately 3,000 square feet of space in Camberley, England for use as administrative offices and software development facilities. The lease for the office space in the Camberley facility expires in March 2003. In addition, the Company leases office facilities in California, Brussels, and Munich.

     Base Ten's facility in New Jersey was subject to a sale and leaseback transaction completed in October 1994. The Company's fifteen year lease on the facility includes a limited repurchase option exercisable at $4.3 million through October 1999, $3.9 million from October 1999 through October 2004, and then declining to $3.5 million during the last five years of the lease. See Note K to the Consolidated Financial Statements.

    Management believes that the Company's facilities are currently adequate for its operations.


Item 3.  Legal Proceedings
--------------------------

    The Company is involved from time to time in various claims and proceedings including employee claims in the normal course of business none of which, individually or in the aggregate, in the opinion of management, would have a material adverse effect on the consolidated financial position and results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    On November 10, 1998, the Company held a Special Meeting of Shareholders. At the meeting, the following were approved by the shareholders: (1) an amendment to the Certificate of Incorporation to increase the authorized Class A Common Stock from 40 million to 60 million shares, (2) the sale and issuance of Series B Redeemable Convertible Preferred Stock (subject to the execution of definitive agreements), (3) the issuance of Class A Common Stock Purchase Warrants to the Series A Redeemable Convertible Preferred Stockholders that would receive Series B Redeemable Convertible Preferred Stock, (4) the modification of the outstanding $10 million 9.01% Convertible Subordinated Debenture, (5) the sale and issuance of up to 6,666,666 shares of Class A Common Stock at a purchase price of $3.00 per share, and Warrants to purchase up to 1,000,000 shares of Class A Common Stock, (6) the amendment to the 1998 Directors' Stock Option Plan, and (7) the amendment to the 1998 Stock Option and Stock Award Plan.

    The sale and issuance of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Shares") was issued to the Series A Redeemable Convertible Preferred Stockholders in the form of an even exchange for Series A Redeemable Convertible Preferred Stock ("Series A Preferred Shares") on March 5, 1999. The terms of the Series B Preferred Shares are similar to the Series A Preferred Shares, except that: (a) the Series B Preferred Shares have a conversion price of $4.00, whereas the conversion price of the Series A Preferred Shares was equal to the lesser of (i) $16.25 or (ii) the Weighted Average Price (as defined) of the Class A Common Stock prior to the conversion date; and (b) the Series B Preferred Shares, as a result of the conversion price of $4.00, will not provide the holder with the option to receive a subordinated 8% promissory note, as the Series A Preferred Shares provide. See Note N to the Consolidated Financial Statements.

    The issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that received Series B Preferred Stock provide for the issuance of 80,000 Class A Common Stock Purchase Warrants for each $1 million of principal amount of the Series A Preferred Shares outstanding on November 10, 1998 in addition to certain other Series A Preferred Shares which were converted at $4.00 per share between September 1, 1998 and November 10, 1998 on the date of exchange. These purchase warrants are four-year warrants exercisable at $3.00, and provide for mandatory exercise upon the occurrence of certain events.

    The modification of the $10 million 9.01% Convertible Subordinated Debenture authorized a decrease in the conversion price from $12.50 to $4.00 upon conversion of the outstanding debenture.

    In November 1998, the Company sold 6,666,666 shares of Class A Common Stock at a purchase price of $3.00 per share for aggregate proceeds of $20,000,000. For each $1 million of Class A Common Stock purchased, the purchaser received seven-year warrants to purchase 50,000 shares of Class A Common Stock, exercisable at $3.00 per share; a total of 1,000,000 warrants were, therefore, issued to the purchaser. The placement agent also received warrants to purchase up to $250,000 shares of Class A Common Stock.

                                     PART II


Item 5.  Market for the Company's Common Stock and Related Shareholder Matters
------------------------------------------------------------------------------

    The Company's Class A Common Stock is listed on the NASDAQ National Market System under the trading symbol BASEA. The Company's Class B Common Stock, which traded under the symbol BASEB, was de-listed from the NASDAQ SmallCap Market over the counter market in the second quarter of 1998. See Note O to the Consolidated Financial Statements.

    The following table sets forth the high and low sale prices of the Company's Class A Common Stock and Class B Common Stock as reported by NASDAQ for the periods indicated:


                                        Class A Common Stock                       Class B Common Stock
                                              Bid Price                                  Bid Price
                                              ---------                                  ---------
                                      High               Low                      High              Low
                                      ----               ---                      ----              ---
Fiscal 1997:
------------
First quarter..................     $  12 1/4       $   10                    $   14 3/4        $  12
Second quarter.................        11 1/2            9 3/4                    14 3/4           12 3/4
Third quarter..................        10 7/8            9 7/8                    14 1/4           11 1/2
Fourth quarter.................        16                9 3/4                    16               10 1/2

November - December 1997.......     $  14 1/8       $    9 5/8                $   13            $  11
------------------------

Fiscal 1998:
------------
First quarter..................     $  10 1/2       $    5                    $   10 1/2        $   7
Second quarter.................         6 5/8            2 1/16                    7 7/8            7 1/8
Third quarter..................         5 3/16           1 9/16                     N/A               N/A
Fourth quarter.................         4                1 15/16                    N/A               N/A


    As of March 26, 1999, there were approximately 715 record holders of Class A Common Stock and 119 record holders of Class B Common Stock.

    Base Ten has not paid cash dividends on its Common Stock since 1985. The present policy of the Board of Directors is to retain any future earnings to provide for the Company's growth.

Item 6. Selected Financial Data
-------------------------------

    The following table presents selected financial data for Base Ten and its consolidated subsidiaries. The financial data for the fiscal years ended December 31, 1998, October 31, 1997 and 1996 and the two month period ended December 31, 1997 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report and should be read in conjunction with those Consolidated Financial Statements and related Notes.


                     Base Ten Systems, Inc. and Subsidiaries
                  (dollars in thousands except per share data)


                                                  Two-Months
                                      Year Ended     Ended     Year Ended  Year Ended   Year Ended  Year Ended
                                        Dec 31,     Dec 31,      Oct 31,     Oct 31,      Oct 31,     Oct 31,
                                         1998        1997         1997        1996         1995        1994
                                         ----        ----         ----        ----         ----        ----
 Summary of Operations:
 Revenues                            $   7,550    $     181  $    2,512   $    1,262  $    2,710   $      584
 Loss from continuing operations
     before income tax benefit(1)    $ (19,020)   $  (3,714)  $ (15,980)   $  (9,097)  $  (2,616)   $    (125)
     (2)
 Income taxes (benefit)              $       --   $       --  $       --   $    (684)  $    (707)   $      24
 Net loss from continuing operations $ (19,020)   $  (3,714)  $ (15,980)   $  (8,413)  $  (1,909)   $    (149)
 Net earnings (loss) from            $       --   $    (222)  $  (6,027)   $    (546)  $     532    $     184
     discontinued operations
 Net earnings (loss)                 $ (19,020)   $  (3,936)  $ (22,007)   $  (8,959)  $  (1,377)   $      35
                                     ----------   ----------  ----------   ----------  ----------   ----------
 Net (loss) per common share
     continuing operations           $   (2.09)   $    (.45)  $   (2.03)   $   (1.09)  $    (.28)   $    (.02)
     Discontinued operations         $      --    $    (.03)  $   ( .76)   $    (.07)  $     .08   $      .05
                                     ----------   ----------  ----------   ----------  ----------   ----------
 Net earnings (loss) per share       $   (2.09)   $    (.48)  $   (2.79)   $   (1.16)  $    (.20)   $     .03
                                     ----------   ----------  ----------   ----------  ----------   ----------


 Summary Balance Sheet

 As of :                                Dec 31,      Dec 31,     Oct 31,      Oct 31,     Oct 31,      Oct 31,
                                         1998         1997        1997         1996        1995         1994
                                         ----         ----        ----         ----        ----         ----
 Working capital (3)                 $  15,482   $    6,080  $    2,671   $   14,115  $   13,270   $    5,860
 Total assets                        $  33,821   $   24,413  $   21,217   $   30,397  $   28,005   $   17,609
 Long term debt, net of current      $  13,341   $   18,916  $   18,925   $   13,478  $    3,525   $    3,601
     maturities (4)
 Redeemable Preferred Stock          $  12,914   $    6,155          --           --          --           --
 Shareholders' equity (deficiency)   $   2,372   $   (6,054) $   (4,982)   $  12,140  $   20,261   $    9,431


(1) Included in 1996 financial data is a write-off of capitalized software cost of $2.4 million.

(2) Included in fiscal year October 31, 1997 financial data is $2.7 million of expense relating to the fair market value of options and warrants issued to non-employee consultants (see discussion in Results of Operations - Continuing Operations).

(3) Included  in  fiscal  1997  is  the   reclassification  of  the  assets  and
    liabilities of GTD as net assets held for sale.

(4) Included in 1994 to 1998 financial information is a long-term financing obligation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General
-------

    As discussed in Part 1, Item 1, on December 31, 1997, following approval by shareholders, the Company sold the GTD (the "GTD Sale") to Strategic Technology Systems, Inc. ("Strategic). On January 29, 1998, the Company elected to change its fiscal year to an accounting period from January 1 through December 31. This Annual Report on Form 10-K, for the fiscal year ended December 31, 1998, does not include, except as indicated herein, the operations of the GTD.

    Strategic was a newly formed corporation managed and partially owned by individuals who were, prior to the GTD Sale, members of the Company's senior management (the "Management Group"). Members of the Management Group were significantly involved in the business and development of the GTD while employed by the Company and left the Company's employ to join Strategic concurrently with the GTD Sale. Strategic acquired substantially all of the operating assets of the GTD in exchange for certain consideration and the assumption of certain liabilities, pursuant to the terms and conditions set forth in an Asset Purchase Agreement between the Company and Strategic dated October 27, 1997.

    In February 1998, the Company purchased certain assets from Consilium, Inc. Refer to Note D to the Consolidated Financial Statements and the "Continuing Operations Overview" below for more information about this acquisition.

    The Company's initial MES product was PHARMASYST(TM), which was introduced in 1993. Utilizing the PHARMASYST(TM) technology, the Company developed and released the BASE10(TM)ME product line. In June 1998, Base Ten released
BASE10(TM)ME version 2.3. The Company followed in September 1998 with the release of BASE10(TM)CS, which is an analog of BASE10(TM)ME, designed for pre-approval product testing.


Cost Reduction Measures
-----------------------

    As a result of the purchase of the FlowStream product line in February 1998, the Company experienced an increase in headcount of approximately 32 employees bringing the total headcount for Base Ten to approximately 165 employees as of the acquisition date. Base Ten also experienced a slight ramp up during the first and second quarters of 1998 in headcount, independent of the FlowStream product line acquisition, primarily in the areas of development, sales and marketing and administration.

    During the second quarter of 1998, the Company initiated cost reduction measures. Costs were primarily reduced by downsizing the Company's workforce by approximately 20%.


Discontinued Operations
-----------------------

    As discussed in Part 1, Item 1, the consolidated financial statements of the Company have been restated in order to account for the operations of the GTD as discontinued operations in view of the GTD Sale. In the restatement, all assets and liabilities of the GTD at October 31, 1997 and December 31, 1997 and all items of income and expense attributable to GTD's operations for all periods presented have been eliminated from consolidation and accounted for on a net basis as assets held for sale and discontinued operations. Accordingly, the following discussion of the Company's financial condition and the results of operations excludes the results of the discontinued operations, except as otherwise indicated.


Continuing Operations Overview
------------------------------

    Since 1991, Base Ten, through its then existing Medical Technology Division has been engaged in the design, development, and marketing of comprehensive software solutions for the regulated manufacturing industries, and most recently, computerized manufacturing execution systems for the pharmaceutical and medical device industries. Management believes that the demand for MES in these markets is poised for significant growth over the next few years due to several factors. For one, there is growing pressure on the Company's customer base to comply with regulations promulgated by the FDA, ISO 9000, and other industry standards such as GAMP. In addition, increasing competitive influences brought on by a) recent business combinations occurring in the customer market, and b) the rise in purchasing power among HMOs and other benefit programs, have underscored the need for manufacturers to be even more cost efficient.*

    The Company's acquisition of certain assets from Consilium, Inc. in February 1998 broadened the Company's reach into these industries with the addition of the FlowStream product ("BASE10(TM)FS"); a UNIX-based MES targeted at pharmaceutical, medical device and specialty chemical customers.

    The Company believes that its products are premier, standardized PC-based systems running on Microsoft Windows-NT (BASE10(TM)ME and BASE10(TM)CS) and HP-UX or Digital VAX/VMS (BASE10(TM)FS) with requisite functionality and documented support required by the pharmaceutical and medical device industries to assist in reducing costs while remaining FDA, ISO 9000, and GAMP compliant. The Company will continue to pursue a leadership position in this market. *

    The Company has received indications from customers and prospects that compliance with industry standards is imperative to sales. As such, efforts have been focused on compliance with certain industry standards and the Company believes that both BASE10(TM)ME and BASE10(TM)FS are compliant with FDA, ISO 9000, and GAMP. As described above, there is a need for pharmaceutical and medical device manufacturers to have MES products compliant with cGMP. Further, the Company considers the additional costs of compliance with ISO 9000 and GAMP to be prudent investments.*

    Personnel are in place to address product development and enhancement, sales and marketing, and customer support. Management believes absorbing these expenses in advance of revenue generation is essential to facilitating market emergence and near term growth of the Company. *

    For use in a manufacturing environment, a system generally has to undergo validation in accordance with defined procedures determining its fitness for use in a regulated environment. The Company currently has two PHARMASYST(TM) systems installed and validated, one at a medical device manufacturing plant and the other at a pharmaceutical manufacturing plant. There are 14 validated BASE10(TM)FS installations at various customer sites. One additional PHARMASYST(TM) product and four BASE10(TM)ME products are believed to have completed customer testing necessary for validation.

    Software development expenditures are expensed as research and development until a product attains technological feasibility. At December 31, 1998 PHARMASYST(TM) and its successor, BASE10(TM)ME had a capitalized value of $2.9 million after allowing for amortization. Development expenditures for PHARMASYST(TM), BASE10(TM)ME and other commercial products have consisted primarily of salaries of software engineers and quality assurance staff plus applicable allocated overhead.


Results of Discontinued Operations
----------------------------------

    As discussed above, the GTD was sold on December 31, 1997, and as such its results of operations are not included in the Company's results of operations for fiscal year 1998. During 1997, the GTD was engaged primarily in the development of the Interference Blanking Unit based on a contract awarded to the GTD in May 1996. In addition, the GTD completed the development of the Maintenance Data Recorder development contract awarded in April 1996 and continued the development of the electronics for the SLAM-ER missile project which the GTD was awarded in late 1996.

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

    Continuing Operations
    ---------------------

    Revenues
    --------

    Company revenues increased to $7.6 million in 1998 from $2.5 million in 1997. The increase is due to an increase in license and related revenues of $1.5 million, and service and maintenance revenues of $3.5 million. Revenues for 1998 were derived 36% from licenses and related revenues, and 64% from service and related revenues, as compared to 1997 when revenue was derived 49% from licenses and related revenues and 51% from service and related revenues. Revenues from FlowStream licenses, services and maintenance during 1998 accounted for $2.7 million of the $5.1 million increase in 1998.


    Cost of Revenues
    ----------------

    Cost of revenues in 1998 was $9.6 million compared with $6.4 million in 1997. Cost of revenues increased as a result of increased sales of the Company's MES products and increased labor charges associated with the Company's increased service and maintenance related revenues. These increased costs were partly offset by decreased amortization of software development costs for PHARMASYST(TM) and BASE10(TM)ME of $2.6 million in 1998 from $3.0 million in 1997.


    Research and Development Costs
    ------------------------------

    Research and development costs increased significantly in 1998 to $2.0 million from $0.1 million in 1997. This increase relates to additional personnel and related expenses being dedicated to developing future versions of the Company's products.


    Sales and Marketing Expenses
    ----------------------------

    The Company's sales and marketing expenses increased significantly in 1998 to $5.0 million compared with $2.7 million in 1997. The rise was mainly attributable to salaries and related expenses resulting from the hiring of additional personnel and increased sales commissions which resulted from increased revenues.


    General and Administrative Expenses
    -----------------------------------

    Company general and administrative expenses increased to $8.9 million in 1998 from $7.7 million in 1997. Costs rose primarily as a result of increases in administrative salary and related expenses, legal, professional and consulting fees and integration costs related to the addition of the FlowStream product line. These increases were partly offset by a decrease of $2.4 million expense related to the fair market value of options and warrants issued to non-employee consultants for services rendered during 1997. The fair market value in each year was determined using the Black-Scholes option pricing model.


    Other Income and Expense
    ------------------------

     Other expense decreased from $1.5 million in 1997 to $1.0 million in 1998. In 1998, other expense is primarily comprised of interest expense of $1.6 million, partially offset by $0.5 million of interest income and $0.1 million of other income. In the 1997 period, other expense was comprised of $1.6 million of interest expense, partially offset by $0.1 million of interest income. Interest expense remained consistent in the 1998 period as a result of similar average levels of debt. Interest income increased in the 1998 period as a result of higher cash balances available to earn interest. Other income increased in the 1998 period largely due to rental income earned on the sublease of building space to Strategic, which was not present in the 1997 period, partially offset by foreign currency exchange losses.

    Continuing Losses
    -----------------

    The Company incurred a net loss from continuing operations of $19.0 million in 1998 compared to a $16.0 million net loss from continuing operations in 1997. The increased loss in 1998 was largely attributable to increases in: headcount and related expenses, legal, professional and consulting fees and integration costs related to the addition of the FlowStream product. These increases were partly offset by a decrease of $2.4 million expense related to the fair market value of options and warrants issued to non-employee consultants for services rendered during 1997.

    The Company expects losses in 1999. The Company's ability to achieve profitable operations is dependent upon, among other things, the completion of current development and testing activities for BASE10(TM)ME and BASE10(TM)CS, timely delivery and successful installation and validation of its systems by its customers, and successful competition in the markets in which the Company participates. *


Readiness for the Year 2000
---------------------------

    Year 2000 Issues
    ----------------

    Generally, in today's business environment, some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. This problem (the "Y2K Problem") is widely expected to increase in frequency and severity as the year 2000 ("Y2K") approaches. The Company, in anticipating Y2K, has kept the potential for this problem in mind when purchasing new computers, software and equipment during the past year. The Company has also considered this problem when developing new products for sale to customers.

    Company Readiness. The Y2K Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, during the second quarter of 1998, the Company formed an internal Y2K committee whose goal is to minimize any disruptions of the Company's business and to limit the Company's liabilities resulting from the Y2K Problem. As a result, the Company has reviewed its internal computer programs and systems, as well as the software that the Company develops and sells to customers, to determine if the programs and systems will be Y2K compliant.

     Information Technology Systems. During the first quarter of 1998, the Company, in anticipation of the year 2000, replaced its existing financial accounting software system, which the Company deems to be a business-critical system, with a system which is vendor-certified Y2K compliant.

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

    Certain customers have earlier versions of the Company's MES software, PHARM2(TM) (prior to version 2.3) and PHARMASYST(TM) which have not yet been tested by the Company for Y2K compliance. All of the customers that have purchased these earlier versions have had substantial customization done, which dictates that Y2K testing and modifications must be done on a case by case basis. These customers have been notified of the Company's willingness and ability to provide Y2K test specifications and/or manpower to help bring their version of the Company's software into Y2K compliance. It is a small number of customers that still operate with these earlier versions, and the Company believes that it can bring these earlier versions of the Company's software product into Y2K compliance without any material financial or human resources.

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

    Costs of Compliance. The Company currently believes that its computer systems will be Y2K compliant in a timely manner, and estimates the total costs to the Company of completing any required replacements or upgrades of these internal systems will not have a material adverse effect on the Company's business or results of operations, although no assurances can be given. Costs to be incurred are expected to be immaterial and are currently estimated at less than $100,000.

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

    Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Y2K Problems that could have a material adverse effect on its business operations prior to the year 2000. However, management believes that it is not possible to determine with complete certainty that all Y2K Problems affecting the Company will be identified or corrected. It is not possible to accurately predict how many Y2K Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company, under a worst-case scenario, could suffer the following consequences: (a) a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and (b) a small number of serious system failures related to older versions of the Company's PHARMASYST(TM) and PHARM2(TM) products that may require significant efforts by the Company and/or its customers to prevent or alleviate material business disruptions.

     Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its effort to identify and correct Y2K Problems that may affect its internal systems, software and third party suppliers. The Company currently expects to complete its contingency plans during mid-1999. Depending on the systems affected, these plans could include accelerated replacement of affected third party equipment or software (the timing of which would occur in the third quarter of 1999), the hiring of additional personnel and/or increased work hours for Company personnel to correct, on an accelerated schedule, any Y2K Problems that arise with the earlier versions of PHARMASYST(TM) and PHARM2(TM) software sold to customers, and/or similar approaches to any Y2K Problems that may occur. If the Company is required to implement any of these contingency plans, it could, but is not currently expected to, have a material adverse effect on the Company's financial condition and results of operations.

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

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

    Continuing Operations
    ---------------------

    Revenues
    --------

    Company revenues in 1997 increased to $2.5 million compared with $1.3 million in 1996 due to increases in deliveries of the then PHARM2(TM)product.


    Cost of Revenues
    ----------------

    Cost of revenues in 1997 was $6.4 million compared with $4.4 million in 1996. Cost of revenues increased due to labor and overhead component cost of inventory increases primarily due to additional software development and test personnel in both the New Jersey and United Kingdom facilities. Amortization of software development costs for PHARMASYST(TM) and BASE10(TM)ME increased from $1.3 million in 1996 to $3.0 million in 1997. Also, in 1996, the Company wrote off a $2.4 million balance of capitalized costs related to its non-MES products, PRENVAL and uPACS, upon concluding that sufficient revenues and cash flows would not be generated to recover the capitalized costs for either product.


    Research and Development Costs
    ------------------------------

    Research and development costs decreased from $0.4 million in 1996 to $0.1 million in 1997, as most resources were utilized for completion and maintenance of current versions of the Company's software during 1997.


    Sales and Marketing Expenses
    ----------------------------

    Sales and marketing costs increased from $2.0 million in 1996 to $2.7 million in 1997 due partially to an increase of $0.3 million in consulting fees and increases in sales commissions and personnel costs.


    General and Administrative Expenses
    -----------------------------------

    General and administrative expenses in 1997 were $7.7 million compared with $3.1 million in 1996. There were increases in almost all general and administrative expense categories, the largest of which was inclusion of a non-cash expense of $2.7 million which represents the fair market value of options and warrants issued to non-employee consultants for service rendered during fiscal 1997. The fair market value was determined using the Black-Scholes option pricing model.


    Other Income and Expense
    ------------------------

    Other expense in 1997 was $1.5 million compared to $0.4 million in 1996, and was comprised of interest expense of $1.6 million and $0.7 million, respectively, offset partially by interest and other income of $0.1 million and $0.3 million, respectively. The increase in interest expense was related to interest on the $10 million convertible debenture issued in 1996 and the $5.5 million convertible debenture issued in 1997. The $10 million convertible debenture, which had an annual interest rate of 9.01%, was outstanding for less than three months in 1996 compared with a full year in 1997. The $5.5 million convertible debenture, issued in 1997 with an annual interest rate of 8%, was outstanding for five months in 1997.


    Continuing Losses
    -----------------

    The Company incurred a loss from continuing operations before taxes of $16.0 million in 1997 compared to $9.1 million in 1996. The 1996 loss was reduced to $8.4 million by an income tax benefit of $.7 million. A major portion of the loss in 1997 compared to 1996 was attributable to the $1.7 million increased amortization, as well as certain cost overruns and related penalties of $1.0 million, and the $2.7 million expense related to the fair market value of options and warrants issued to non-employee consultants for services rendered during 1997. The increases in labor and overhead costs and interest expense also contributed to the loss.

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


    Discontinued Operations
    -----------------------

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


Liquidity and Capital Resources
-------------------------------

    Company working capital increased to $15.5 million at fiscal year end December 31, 1998 from $6.1 million at December 31, 1997. The Company had $17.4 million of cash and cash equivalents at December 31, 1998, up from $9.1 million at December 31, 1997. The increase in cash during the fiscal year ended December 31, 1998 resulted from the realization of capital provided from financing activities of $28.9 million, partially offset by the use of cash in operations of $17.1 million, the use of cash in investing activities of $3.4 million.

    In 1998 cash used in operations has been affected primarily by the net loss of $19.0 million, an increase of $0.8 million in accounts receivable and a reduction of $0.8 million in accounts payable and accrued expenses. These uses of cash have been partially offset by amortization and depreciation of $3.3 million and non-cash compensation expense resulting from issuance of stock options and warrants of $0.3 million, included in the aforementioned net loss amount.

    Investing activities in 1998 have been comprised primarily of the acquisition of assets related to the FlowStream product of approximately $2.1 million, additions to plant and equipment of $0.6 million and additions to capitalized software of $0.7 million.

    Cash from financing activities for 1998 resulted primarily from two transactions: (i) the net receipt in January 1998 of $9.4 million related to the second installment of an investment by the Company's Series A Redeemable Convertible Preferred Stockholders which had been finalized in December 1997, and (ii) the November 13, 1998 sale and issuance of 6,666,666 shares of Class A Common Stock for net proceeds of $18.8 million. Refer to Note N to the Consolidated Financial Statements for further discussion of these transactions.

       The Company's financial statements have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. Also, at December 31, 1998 the Company was below the $4 million minimum net tangible assets, as defined, required for its current listing on the NASDAQ National Market System. In March 1999, the Company's shareholders' equity was increased by approximately $9.6 million through the conversion of its $10 million convertible debenture into common stock. Coincident with that debt conversion, the Company's Series A Redeemable Convertible Preferred Stock was converted into Series B Redeemable Convertible Preferred Stock. These Preferred Stocks have certain Redemption Events, which if such events occurred, would provide the holder with the right to require the Company to purchase their shares for cash which would adversely affect the Company. (See Note N to the Consolidated Financial Statements.) Accordingly, where these rights exist such Redeemable Securities are categorized outside of shareholders' equity and, thus, do not qualify as equity for the purposes of the NASDAQ minimum net tangible asset requirement. Also, security holders may have other rights/claims in connection with the March 1999 transactions described above.

       To further increase the Company's net tangible assets and in order to help further ensure the Company's compliance with NASDAQ listing requirements, management is in the process of negotiating with participants in the March 1999 debt conversion and Preferred Stock exchange to obtain waivers of any redemption or recession rights. These waivers, if obtained, would eliminate the holders' cash redemption rights. This would qualify all related securities for classification in permanent stockholders' equity and increase the Company's qualifying net tangible assets. If such waivers are obtained, then management believes that the Company's current liquidity would be sufficient to meet its cash needs for its existing business through fiscal 1999. However, there can be no assurance that management's efforts in this regard will be successful.

       If management is not successful in obtaining such waivers, and it continues to incur operating losses it could fall below the minimum net asset requirement needed to qualify for ongoing listing on NASDAQ. Management's plans in this case include, among other things, attempting to improve (i) operating cash flow through increased license sales and service revenue, and (ii) increasing the level of anticipated streamlining of its selling, administration and development functions. However there is no assurance that such plans, if implemented, will be sufficient. Further, recently there have been announcements of potential changes in senior management, which increase the uncertainty of whether existing management plans will be executed.

       Also, the Company is considering certain significant acquisitions which depending on net liabilities assumed, if any, and on the success of cost reduction efforts to bring the acquisitions to break-even, may require additional funding. (See Note U to the Consolidated Financial Statements.) However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to Base Ten.

       If current cash and working capital reduced by cash used in operations in 1999 is not sufficient to satisfy the Company's liquidity and minimum net tangible asset requirements, the Company will seek to obtain additional equity financing. Additional funding may not be available when needed or on terms acceptable to the Company. If the Company were required to raise additional financing for the matters described above and/or to continue to fund expansion, develop and enhance products and service, or otherwise respond to competitive pressures, there is no assurance that adequate funds will be available or that they will be available on terms acceptable to the Company. Such a limitation could have a material adverse effect on the Company's business; financial condition or operations and the financial statements do not include any adjustment that could result therefrom.

    During 1998 the Company eliminated $5.5 million of long-term debt as the convertible debenture holders converted these $5.5 million, 8.0% debentures into 1,490,805 shares of Class A Common Stock. Subsequent to year end, on March 5, 1999, the holder of the $10 million, 9.01% convertible debenture converted this debenture into 2,500,000 shares of Class A Common Stock which increased shareholders' equity by approximately $9.6 million including a non-cash charge of approximately $5.5 million. As a result of these debenture conversions, the Company will realize an annual interest expense savings of approximately $1.3 million. For further discussion of these debentures see Note L to the Consolidated Financial Statements.

       On November 10, 1998, the shareholders approved the sale and issuance of Series B Convertible Preferred Stock (subject to the execution of definitive agreements) and the issuance of Class A Common Stock Purchase Warrants to the Series A Convertible Preferred Stockholders that would receive Series B Convertible Preferred Stock. The sale and issuance of Series B Convertible Preferred Stock ("Series B Preferred Shares") to the Series A Convertible Preferred Stockholders occurred in March 1999 and was in the form of an even exchange for Series A Convertible Preferred Stock ("Series A Preferred Shares"). The terms of the Series B Preferred Shares are similar to the Series A Preferred Shares, except that: (a) the Series B Preferred Shares have a conversion price of that number of shares determined by dividing the Mandatory Redemption Price by $4.00, as defined in the Series A Preferred Stock Agreement, whereas the conversion price of the Series A Preferred Shares was equal to the lesser of (i) $16.25 or (ii) the Weighted Volume Average Price (as defined) of the Class A Common Stock prior to the conversion date limited to 3,040,000 shares; (b) the Series B Preferred Shares, as a result of the conversion price of $4.00, does not provide the holder with the option to receive a subordinated 8% promissory note, as the Series A Preferred Shares provides; and (c) there will be no dividend payment due based on the price of the Class A Common Stock, as the Series A Preferred Shares provides. As a result of the exchange of Series A Preferred Shares for Series B Preferred Shares, preferred stock dividends are no longer required to be paid by the Company.

    The issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that received Series B Preferred Shares provided for the issuance of 80,000 Class A Common Stock Purchase Warrants for each $1 million of principal amount of the Series A Preferred Shares outstanding on November 10, 1998 in addition to certain other Series A Preferred Shares which were converted at $4.00 per share between September 1, 1998 and November 10, 1998. These purchase warrants are four-year warrants exercisable at $3.00, and provide for mandatory exercise upon the occurrence of certain events.

    During 1998, 5,798 shares of Series A Convertible Preferred Stock were converted to 1,917,806 shares of Class A Common Stock.

    Subsequent to year-end, on March 5, 1999, the outstanding shares of Series A Convertible Preferred Stock were exchanged for Series B Convertible Preferred Stock.

    For further discussion of the Series A and B Preferred Shares and Common Stock see Note N and Note O to the Consolidated Financial Statements.

      As discussed elsewhere in this Annual Report on Form 10-K, the Company is a 9% shareholder in uPACS LLC, a limited liability company which has developed a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. During the fourth quarter of 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology. At December 31, 1998, the LLC had substantially exhausted its capital resources and, as of the filing date of this annual report on Form 10-K, a buyer had not yet been located. The Company currently intends to fund the LLC operation during the search for a buyer. The Company anticipates such contributions to total $500,000.

    On March 16, 1999, the Company's Board of Directors agreed to proceed with negotiations with the acquisition of Almedica Technology Group (Almedica), a wholly owned subsidiary of Almedica International, Inc. in a stock transaction. Almedica develops clinical label and materials management software for the pharmaceutical industry essential to the management of clinical trials. The acquisition, which is subject to the negotiation of final terms and related execution of a definitive agreement, is expected to close before the end of May 1999. The Company currently anticipates cash outlays related to this acquisition of Almedica to be approximately $0.5 - $1.0 million for fiscal 1999. * See Note U to the Consolidated Financial Statements for more information.

    On March 16, 1999, the Company's Board of Directors approved the commencment of preliminary discussions which could lead to an acquisition of Select Software Tools, plc (NASDAQ: SLCTY) (Select) in a stock transaction. Also, in connection with these preliminary discussions with Select, the Company agreed to loan Select up to $1.0 million. The acquisition is subject to the negotiation of final terms and execution of a definitive purchase agreement, and the approval of Select stockholders. On March 26, 1999, the Company loaned $0.7 million to Select under a promissory note. If the Select acquisition occurs, the Company currently expects cash outlays related to the acquisition of Select to be approximately $5 million for fiscal 1999, including the $0.7 million loan. *

    The Company believes that Select took certain restructuring actions in the second half of 1998 and early 1999 in an effort to significantly reduce its expense base. The Company and Select have initially identified additional cost reductions which are intended to bring Select to break-even by closing or shortly after the date of acquisition by Base Ten. If the Select acquisition occurs, depending on net liabilities of Select assumed by the Company at the date of acquisition, if any, and on the success of these cost reduction efforts, in bringing Select to net positive cash flow, the Company may need to acquire additional funding in 1999.* See Note U to the Consolidated Financial Statements for more information.

    The Company is currently evaluating its selling, administrative and development functions with the intention of further streamlining operations and reducing operating expenses. The Company anticipates that decisions based on this evaluation will be made in the first half of 1999. Ensuing actions may result in certain nonrecurring charges during 1999; the extent of such charges is not yet quantifiable.

    Possible Change Of Control. On March 17, 1999, Drew Sycoff, a principal of Andrew Garrett & Company, suggested to Thomas E. Gardner, the Chief Executive Officer of the Company, on behalf Mr. Sycoff's clients, including Jesse Upchurch, the beneficial owner of more than 40% of the combined voting power of the Company, that Mr. Gardner should consider resigning and that if he were to resign, that Mr. Sycoff would be able to negotiate a transition. In a subsequent conversation on the same day, Mr. Gardner offered Mr. Sycoff an opportunity to present his viewpoints to the Board of Directors and offered to call a special meeting of the Board if Mr. Sycoff wanted an early meeting. Mr. Sycoff indicated that the matter was not urgent and such presentation, if one were to be made, could wait at least until after the annual meeting of shareholders which was then anticipated to be held in May, 1999. On April 1, 1999, at a meeting of the board of directors of the Company, the board gave to Mr. Gardner its unqualified continuing support. However, on April 2, 1999 Mr. Sycoff, on behalf of his clients, demanded Mr. Gardner's resignation, and the resignations of the entire board of directors. Mr. Sycoff also indicated that unless the Board of Directors resigned before the annual meeting of shareholders, he would, on behalf of the shareholders whom he represented, commence a proxy contest with respect to the annual election of directors. The Company does not yet know the impact, if any, that such change in control would have on the Company's ability to consummate the Almedica acquisition or on the preliminary discussions regarding Select.

    The Company is relying on its leading products, BASE10(TM)ME, BASE10(TM)CS and BASE10(TM)FS to stimulate new orders. Neither the additional development of the Company's MES products nor the consequential generation of cash can be assured, either in time or amount, nor is there any assurance that such amounts will be sufficient for the Company's needs. In the absence of such orders or the promise thereof, neither of which can be assured, as well as in connection with its expected capital needs for the year 2000 and beyond, the Company may elect to seek additional sources of capital and may also elect to reduce the pace of its development of its products and/or establish other cost reduction measures, which could adversely impact the Company. In the event the Company elects to seek additional capital there can be no assurance that such funds or capital would be available on the terms or in the amounts needed. *

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                          Index to Financial Statements
                                                                                                              Page

Report of Independent Accountants.......................................................................       F-1
Independent Auditors' Report............................................................................       F-2
Consolidated Balance Sheets - December 31, 1998, December 31, 1997 and October 31, 1997 ................       F-3
Consolidated Statements of Operations  - Years ended December 31, 1998 and October 31, 1997 and
   1996 and the Two Month Transition Period from November 1, 1997 through December 31, 1997.............       F-4
Consolidated Statements of Shareholders' Equity (Deficiency) - Years ended December 31, 1998 and
   October 31, 1997 and 1996 and the Two Month Transition Period from November 1, 1997 through
   December 31, 1997....................................................................................       F-5
Consolidated Statements of Cash Flows  - Years ended December 31, 1998 and October 31, 1997
    and 1996 and the Two Month Transition Period from November 1, 1997 through December 31, 1997........       F-7
Notes to Consolidated Financial Statements..............................................................       F-8


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------


         On March 13, 1998, the Company engaged PricewaterhouseCoopers LLP, ("PricewaterhouseCoopers") independent certified public accountants, as the Company's auditors for the 1998 fiscal year. During the Company's two most recent fiscal years and the subsequent interim period preceding March 13, 1998, neither the Company (nor anyone acting on the Company's behalf) consulted with PricewaterhouseCoopers regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by PricewaterhouseCoopers; or matters which would require disclosure pursuant to Items 304(a)(1)(iv) and 304(a)(1)(v) of Regulation S-K.

         On March 3, 1998, the Company dismissed Deloitte & Touche LLP ("Deloitte & Touche") as the principal accountant to audit the Registrant's financial statements. The reports of Deloitte & Touche on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss Deloitte & Touche was approved by the Company's Board of Directors.

         During the two most recent fiscal years and the subsequent interim period preceding March 3, 1998, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche's satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report. During the two most recent fiscal years and the subsequent interim period preceding March 3, 1998, Deloitte & Touche did not advise the Company of any matters set forth in Item 304(a)(1)(v) of Regulation S-K. Deloitte & Touche furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with this disclosure, which was filed as an exhibit to the Company's Current Report on Form 8-K, dated March 3, 1998.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

    Information concerning the Company's executive officers is set forth in Part I, Item 1, under the caption "Executive Officers," and is incorporated herein by reference. The information called for by Item 10 concerning the Company's directors will be included in the Company Proxy Statement for its 1999 Annual Meeting of Shareholders, under the caption, "Election of Directors," and is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

    The information called for by Item 11 concerning Executive Compensation will be included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, under the caption, "Executive Compensation," and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

    The information called for by item 12 concerning beneficial ownership of certain beneficial owners and management will be included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, under the caption, "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
---------------------------------------------------------

    The information called for by Item 13 concerning certain relationships and related transactions will be included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the caption, "Certain Transactions with Related Parties," and is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statements and Reports on Form 8-K
----------------------------------------------------------------

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

         3. Exhibits: See the Exhibit Index on pages 38 through 40 of this Annual Report.

         (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K, on November 20, 1998, for the sale of 6,666,666 shares of its Class A Common Stock at a purchase price of $3.00 per share for aggregate proceeds of $20,000,000.

                        Report of Independent Accountants





The Board of Directors and Shareholders
Base Ten Systems, Inc.
Trenton, New Jersey 08619


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Base Ten Systems, Inc. and its subsidiaries at December 31, 1998 and December 31, 1997 and the results of their operations and cash flows for the year ended December 31, 1998 and the two-months ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above. The financial statements of Base Ten Systems, Inc., and its subsidiaries for the years ended October 31, 1997 and 1996 were audited by other independent accountants whose report dated February 6, 1998 expressed an unqualified opinion on those statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has redeemable preferred stock that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PRICEWATERHOUSECOOPERS LLP



Florham Park, New Jersey
April 12, 1999

               See Notes to the Consolidated Financial Statements

                          Independent Auditors' Report




The Board of Directors and Shareholders
Base Ten Systems, Inc.
Trenton, New Jersey 08619


    We have audited the consolidated balance sheets of Base Ten Systems, Inc. and subsidiaries as of October 31, 1997 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the period ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Base Ten Systems, Inc. and subsidiaries as of October 31, 1997 and the results of their operations and their cash flows for each of the years in the period ended October 31, 1997 and 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 6, 1998

                                               Base Ten Systems, Inc. and Subsidiaries
                                                     Consolidated Balance Sheets
                                               (dollars in thousands, except par value)
                                                                Assets
                                                                           December 31,        December 31,         October 31,
                                                                               1998                1997                 1997
                                                                          --------------- ------------------- ------------------
Current Assets:
   Cash and cash equivalents.........................................            $17,437             $ 9,118            $ 1,502
   Accounts receivable, net..........................................              2,372               1,583              1,808
   Net assets held for sale..........................................                  -                   -              5,338
   Other current assets..............................................                639                 530              1,044
                                                                          --------------- ------------------- ------------------
         Total Current Assets........................................             20,448              11,231              9,692
                                                                          --------------- ------------------- ------------------

Property, plant and equipment, net...................................              5,026               4,346              4,305
Note receivable......................................................              1,975               1,975                  -
Other assets.........................................................              6,372               6,861              7,220
                                                                          --------------- ------------------- ------------------
         Total Assets                                                            $33,821             $24,413            $21,217
                                                                          =============== =================== ==================


                            Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity (Deficiency)
Current Liabilities:
   Accounts payable..................................................             $  984             $  282              $  962
   Accrued expenses..................................................              3,152              4,106               5,653
   Deferred revenue..................................................                756                709                 352
   Current portion of financing obligation...........................                 74                 54                  54
                                                                          --------------- ------------------ -------------------
         Total Current Liabilities...................................              4,966              5,151               7,021
                                                                          --------------- ------------------ -------------------
Long-Term Liabilities:
   Long-term debt....................................................             10,000             15,500              15,500
   Financing obligation..............................................              3,341              3,416               3,425
   Other long-term liabilities.......................................                228                245                 253
                                                                          --------------- ------------------ -------------------
         Total Long-Term Liabilities.................................             13,569             19,161              19,178
                                                                          --------------- ------------------ -------------------


                                               Base Ten Systems, Inc. and Subsidiaries
                                                     Consolidated Balance Sheets
                                               (dollars in thousands, except par value)
                                                                Assets
                                                                           December 31,        December 31,        October 31,
                                                                               1998                1997                1997
                                                                          --------------- ------------------- ------------------

Commitments and Contingencies - (Note K)

Redeemable Convertible Preferred Stock
   Series A Preferred Stock, $1.00 par value, 997,801 shares
      authorized; issued and outstanding 14,942 shares at
      December 31, 1998 and 9,375 shares at December 31, 1997;
      aggregate liquidation value of $14,942
      at December 31, 1998..........................................              12,914           14,684                    -
Less: Subscription Receivable.......................................                  -            (8,529)                   -
                                                                          --------------- ------------------ -----------------
                                                                                  12,914            6,155                    -
Shareholders' Equity (Deficiency)
      Class A Common Stock, $1.00  par  value,
      60,000,000 shares authorized;
      issued and outstanding 18,659,748 shares at
      December 31, 1998; 7,828,719 shares at December 31, 1997,
      and 7,768,952 shares at October 31, 1997......................              18,660            7,829               7,769

   Class B Common Stock, $1.00 par value, 2,000,000 shares
      authorized; issued and outstanding 71,410 shares
      at December 31, 1998 and 445,121 shares at
      December 31, 1997 and October 31, 1997........................                  71              445                 445
   Additional paid-in capital.......................................              52,885           32,388              29,458
   Accumulated Deficit..............................................             (68,767)         (46,583)            (42,647)
                                                                          --------------- ------------------ ------------------
                                                                                   2,765           (5,921)             (4,975)

   Accumulated other comprehensive income (loss)....................               (196)             (133)                 (7)
   Treasury Stock, 100,000 Class A Common Shares, at cost...........               (282)                -                   -
                                                                          --------------- ------------------ ------------------
         Total Shareholders' Equity (Deficiency)....................              2,372            (6,054)            (4,982)
                                                                          --------------- ------------------ -------------------
         Total Liabilities, Redeemable Convertible Preferred Stock,
            and Shareholders' Equity (Deficiency)..................            $ 33,736         $  24,413           $ 21,217
                                                                          =============== ================== ===================


               See Notes to the Consolidated Financial Statements
                                       F-3



                                               Base Ten Systems, Inc. and Subsidiaries
                                                Consolidated Statements of Operations
                                            (dollars in thousands, except per share data)

                                                                                     Two
                                                                      Year ended   months ended    Year ended    Year ended
                                                                     December 31,  December 31,    October 31,   October 31,
                                                                        1998         1997             1997        1996
                                                                     ------------ ------------  -------------- -----------


 License and related revenue................................           $   2,727   $       --     $   1,221      $    454
 Services and related revenue...............................               4,823          181         1,291           808
                                                                     ------------ ------------ ------------- -------------
                                                                           7,550          181         2,512         1,262

 Cost of revenues...........................................               9,639        1,457         6,387         4,423
 Research and development...................................               2,002           25           147           404
 Selling and marketing......................................               5,003          569         2,736         2,049
 General and administrative.................................               8,944        1,647         7,743         3,073
                                                                     ------------ ------------ ------------- -------------
                                                                          25,588        3,698        17,013         9,949
                                                                     ------------ ------------ ------------- -------------

 Loss from continuing operations before other income (expense) and
    income tax benefit......................................            (18,107)      (3,517)      (14,501)        (8,687)
                                                                     ------------ ------------ ------------- -------------

 Other income (expense), net................................               (982)        (197)       (1,479)          (410)
                                                                     ------------ ------------ ------------- -------------

 Loss from continuing operations before income tax benefit..             (19,020)      (3,714)      (15,980)        (9,097)
                                                                     ------------ ------------ ------------- -------------

 Income tax benefit.........................................                  --           --            --           684

                                                                     ------------ ------------ ------------- -------------
 Net loss from continuing operations........................            (19,020)      (3,714)      (15,980)        (8,413)
                                                                     ------------ ------------ ------------- -------------

 Discontinued operations:
 Loss from operations of Government Technology Division, net of
    income tax benefit of $363 in 1996......................                  --        (222)       (4,854)          (546)
 Loss on sale...............................................                  --           --       (1,173)            --
                                                                     ------------ ------------ ------------- -------------
 Loss from discontinued operations..........................                  --        (222)       (6,027)          (546)
                                                                     ------------ ------------ ------------- -------------

 Net loss...................................................         $  (19,020)  $   (3,936)   $  (22,007)        (8,959)
                                                                     ============ ============ ============= =============
 Less:   Dividends on Redeemable Convertible
         Preferred Stock....................................             (1,740)           --            --            --
         Accretion on Redeemable Convertible
         Preferred Stock....................................             (1,424)           --            --            --
                                                                     ------------ ------------ ------------- -------------
 Net loss available for common shareholders.................         $  (22,184)  $   (3,936)   $  (22,007)        (8,959)
                                                                     ============ ============ ============= =============

 Basic and diluted loss per share:
 Continuing operations......................................          $   (2.09)  $    (0.45)    $   (2.03)    $    (1.09)
 Discontinued operations....................................                  --       (0.03)        (0.76)         (0.07)
                                                                     ------------ ------------ ------------- -------------
 Net loss per share.........................................          $   (2.09)  $    (0.48)    $   (2.79)    $    (1.16)
                                                                     ============ ============ ============= =============
 Weighted average common shares outstanding -
   basic and diluted........................................         10,618,000    8,258,000     7,895,000      7,743,000
                                                                     ============ ============ ============= =============


               See Notes to the Consolidated Financial Statements
                                       F-4

                     Base Ten Systems, Inc. and Subsidiaries
          Consolidated Statements of Shareholders' Equity (Deficiency)
                             (dollars in thousands)

                                            Class A                   Class B            Additional
                                          Common Stock              Common Stock           Paid-In
                                       Shares       Amount       Shares       Amount       Capital
--------------------------          ------------ ------------ ------------ ------------ ------------
Balance
October 31, 1995 ..............    7,216,195    $    7,216        458,474   $        458   $   24,410
Conversions:
    Common B to
    Common A ..................        5,418             5         (5,418)            (5)        --
Exercise of options ...........      137,351           138           --             --            676
Retirement of
treasury stock ................         --            --           (7,669)            (8)        --
Comprehensive
Income (Loss):
    Net loss ..................         --            --             --             --           --
    Foreign currency
    translation ...............         --            --             --             --           --
    Unrealized gain on
    securities available
    for sale ..................         --            --             --             --           --
Total Comprehensive
Income (Loss):.................
===============================   ==========    ==========   ============   ============   ==========
Balance
October 31, 1996 ..............    7,358,964         7,359        445,387            445       25,086
===============================   ==========    ==========   ============   ============   ==========
===============================   ==========    ==========   ============   ============   ==========
Conversions:
    Common B to
    Common A ..................          266          --             (266)          --           --
Exercise of
options .......................       93,230            93           --             --            506
Exercise of
warrants ......................      305,000           305           --             --          1,017
Issuance of
Common Stock:
    Interest payments .........       11,492            12           --             --             99
Compensation
related to warrants
and options issuance ..........         --            --             --             --          2,750
Comprehensive
Income (Loss):
    Net loss ..................         --            --             --             --           --
    Foreign currency
    translation ...............         --            --             --             --           --
    Unrealized gain on
    securities available
    for sale ..................         --            --             --             --           --
Total
Comprehensive Income (Loss):...         --            --             --             --           --

===============================   ==========    ==========   ============   ============   ==========
Balance
October 31, 1997 ..............    7,768,952         7,769        445,121            445       29,458
===============================   ==========    ==========   ============   ============   ==========
===============================   ==========    ==========   ============   ============   ==========
Exercise of options ...........       50,584            51           --             --            445
Issuance of
Common Stock:
    Interest payments .........        9,183             9           --             --            102
Common Stock Warrants,
net of subscription
receivable of $851 ............         --            --             --             --          1,840
Compensation related to
warrants and options issuance..         --            --             --             --            543
Comprehensive
Income (Loss):
    Net loss ..................         --            --             --             --           --
    Foreign currency
    translation ...............         --            --             --             --           --
    Unrealized loss on
    securities available
    for sale ..................         --            --             --             --           --
Total Comprehensive
Income (Loss): ................         --            --             --             --           --
===============================   ==========    ==========   ============   ============   ==========
Balance at
December 31, 1997 .............    7,828,719    $    7,829        445,121   $        445   $   32,388
===============================   ==========    ==========   ============   ============   ==========


                                                 Accumulated
                                                    Other                                    Total
                                    Accumulated  Comprehensive     Treasury Stock         Shareholders'
                                      Deficit      Income (Loss)    Shares      Amount      Equity
                                      ------------ ------------- ----------- ------------ ------------
Balance
October 31, 1995 ..............   $    (11,681)  $     (142)          --     $       --    $   20,261
Conversions:
    Common B to
    Common A ..................           --           --             --             --          --
Exercise of options ...........           --           --             --               (8)        806
Retirement of
treasury stock ................           --           --             --                8         --
Comprehensive
Income (Loss):
    Net loss ..................         (8,959)        --             --             --        (8,959)
    Foreign currency
    translation ...............           --            (17)          --             --           (17)
    Unrealized gain on
    securities available
    for sale ..................           --             49           --             --            49
Total Comprehensive
Income (Loss):.................           --           --             --             --        (8,927)
===============================   ============   ==========    ===========   ============   ==========
Balance
October 31, 1996 ..............        (20,640)        (110)          --             --        12,140
===============================   ============   ==========    ===========   ============   ==========
===============================   ============   ==========    ===========   ============   ==========
Conversions:
    Common B to
    Common A ..................           --           --             --             --           --
Exercise of
options .......................           --           --             --             --           599
Exercise of
warrants ......................           --           --             --             --         1,322
Issuance of
Common Stock:
    Interest payments .........           --           --             --             --           111
Compensation
related to warrants
and options issuance ..........           --           --             --             --         2,750
Comprehensive
Income (Loss):
    Net loss ..................        (22,007)        --             --             --       (22,007)
    Foreign currency
    translation ...............           --              9           --             --             9
    Unrealized gain on
    securities available
    for sale ..................           --             94           --             --            94
Total
Comprehensive Income (Loss):...           --           --             --             --       (21,904)
===============================   ============   ==========    ===========   ============   ==========
Balance
October 31, 1997 ..............        (42,647)          (7)          --             --        (4,982)
===============================   ============   ==========    ===========   ============   ==========
===============================   ============   ==========    ===========   ============   ==========
Exercise of options ...........           --           --             --             --           496
Issuance of
Common Stock:
    Interest payments .........           --           --             --             --           111
Common Stock Warrants,
net of subscription
receivable of $851 ............           --           --             --             --         1,840
Compensation related to
warrants and options issuance..           --           --             --             --           543
Comprehensive
Income (Loss):
    Net loss ..................         (3,936)        --             --             --        (3,936)
    Foreign currency
    translation ...............           --            (45)          --             --           (45)
    Unrealized loss on
    securities available
    for sale ..................           --            (81)          --             --           (81)
Total Comprehensive
Income (Loss):.................           --           --             --             --        (4,062)
===============================   ============   ==========    ===========   ============   ==========
Balance at
December 31, 1997 .............   $    (46,583)  $     (133)          --     $       --     $  (6,054)
===============================   ============   ==========    ===========   ============   ==========


               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
      Consolidated Statements of Shareholders' Equity (Deficiency) (con't)
                             (dollars in thousands)





                                   Class A                   Class B
                                 Common Stock              Common Stock
                             Shares       Amount       Shares       Amount
Balance
at December 31, 1997 .....    7,828,719   $    7,829      445,121    $      445
==========================   ==========   ==========   ==========    ==========
Conversions:
    Common B to
    Common A .............      567,980          568     (378,657)         (379)
    Preferred A to
    Common A .............    1,917,806        1,918         --            --
    Debenture to
    Common A .............    1,490,805        1,491         --            --
Exercise of options ......      150,232          150        4,946             5
    Issuance of
    Common Stock:
    Private placement ....    6,666,666        6,666         --            --
    Interest payments ....       30,755           31         --            --
    Employee stock
    purchase plan ........        6,785            7         --            --
Compensation related
to warrants and
options issuance .........         --           --           --            --
Dividends on
Redeemable Preferred
Stock ....................         --           --           --            --
Accretion on
Redeemable Preferred
Stock ....................         --           --           --            --
Collection of Common
Stock Warrants
Subscription Receivable ..         --           --           --            --
Treasury stock
purchase .................         --           --           --            --
Comprehensive
Income (Loss):
    Net loss .............         --           --           --            --
    Foreign currency
    translation ..........         --           --           --            --
    Unrealized gain on
    securities available
    for sale .............         --           --           --            --
Total Comprehensive
Income (Loss):............         --           --           --            --
==========================   ==========   ==========   ==========    ==========
Balance at
December 31, 1998 ........   18,659,748   $   18,660       71,410    $       71
==========================   ==========   ==========   ==========    ==========





                                                          Accumulated
                               Additional                   Other                                  Total
                                 Paid-In    Accumulated  Comprehensive    Treasury Stock        Shareholders'
                                 Capital      Deficit       Income        Shares        Amount     Equity
                              ============ ============ ============== ========== ============ ==============
Balance
at December 31, 1997 .....   $   32,388    $  (46,583)   $     (133)         --     $       --     $   (6,054)
==========================   ==========    ===========   ==========    ==========  =========== ==============
Conversions:
    Common B to
    Common A .............         (189)         --            --            --             --           --
    Preferred A to
    Common A .............        3,016          --            --            --             --          4,934
    Debenture to
    Common A .............        3,680          --            --            --             --          5,171
Exercise of options ......          525          --            --            --             --            680
    Issuance of
    Common Stock:
    Private placement ....       12,127          --            --            --             --         18,793
    Interest payments ....          157          --            --            --             --            188
    Employee stock
    purchase plan ........            8          --            --            --             --             15
Compensation related
to warrants and
options issuance .........          322          --            --            --             --            322
Dividends on
Redeemable Preferred
Stock ....................         --          (1,740)         --            --             --         (1,740)
Accretion on
Redeemable Preferred
Stock ....................         --          (1,424)         --            --             --         (1,424)
Collection of Common
Stock Warrants
Subscription Receivable ..          851          --            --            --             --            851
Treasury stock purchase...         --            --            --        (100,000)          (281)        (281)
Comprehensive
Income (Loss):
    Net loss .............         --         (19,020)         --            --             --        (19,020)
    Foreign currency
    translation ..........         --            --             (55)         --             --            (55)
    Unrealized gain on
    securities available
    for sale .............         --            --              (8)         --             --             (8)
Total Comprehensive
Income (Loss):............         --            --            --            --             --        (19,083)
==========================   ==========    ==========    ==========    ==========   ============   ==========
Balance at
December 31, 1998 ........   $   52,885    $  (68,767)   $     (196)     (100,000)  $       (282)  $    2,372
==========================   ==========    ==========    ==========    ==========   ============   ==========


               See Notes to the Consolidated Financial Statements
                                      F-6


                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                  Two Months
                                                              Year Ended             Ended           Year Ended       Year Ended
                                                             December 31,         December 31,       October 31,      October 31,
                                                                 1998                 1997               1997            1996
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net loss                                                   $    (19,020)      $   (3,936)     $   (22,007)      $   (8,959)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities of Continuing Operations:
         Depreciation and amortization                                3,295              360            3,703            4,172
         Stock-based compensation                                       322              543            2,750               --
         Deferred gain on sale of building                              (19)             (3)              (19)             (19)
         Deferred income taxes                                           --               --               --              (83)
Changes in operating assets and liabilities,  excluding
 effects of discontinued business:
    Accounts receivable                                                (789)             225            2,008           (1,481)
    Other current assets                                               (117)             433              305              366
    Accounts payable and accrued expenses                              (802)          (1,657)           3,792            1,766
    Income taxes payable                                                 --               --               --           (1,038)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operations                                         (17,130)          (4,035)          (9,468)          (5,276)
===============================================================================================================================
Cash Flows from Investing Activities:
    Additions to property, plant and equipment                         (592)            (244)            (617)          (1,058)
    Additions to capitalized software costs and other assets           (724)            (148)          (3,360)          (4,126)
    Purchase of assets related to FlowStream product                 (2,099)               --              --               --
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                (3,415)            (392)          (3,977)          (5,184)
===============================================================================================================================
Cash Flows from Financing Activities:
    Repayment of amounts borrowed                                       (53)             (14)             (59)            (113)
    Proceeds from issuance of long-term debt                             --               --            5,500           10,000
    Proceeds from issuance of redeemable preferred stock              9,380            7,995               --               --
    Proceeds from issuance of common stock                           19,592              607            2,032              806
    Proceeds from sale of discontinued business                          --            3,500               --               --
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided from Financing Activities                          28,919           12,088            7,473           10,693
===============================================================================================================================
Effect of Exchange Rate Changes on Cash                                 (55)             (45)               9               11
===============================================================================================================================
Net (Decrease)/Increase In Cash                                       8,319            7,616           (5,963)             244
Cash, beginning of year                                               9,118            1,502            7,465            7,221
-------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                $   17,437        $   9,118        $   1,502        $   7,465
===============================================================================================================================
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for interest                       $    1,401        $      88        $     937        $     485
===============================================================================================================================
Supplemental Disclosures of Non-Cash Investing and
Financing Activities:
    Retirement of treasury common stock                          $      --         $     --         $      --        $       8
Treasury stock purchase obligation                               $      281        $     --         $      --        $      --
===============================================================================================================================


               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
          Years Ended December 31, 1998, October 31, 1997 and 1996 and
                       Two Months Ended December 31, 1997


A. Basis of Presentation and Liquidity
--------------------------------------

       The Company's financial statements have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. Also, at December 31, 1998 the Company was below the $4 million minimum net tangible assets, as defined, required for its current listing on the NASDAQ National Market System. In March 1999, the Company's shareholders' equity was increased by approximately $9.6 million through the conversion of its $10 million convertible debenture into common stock. Coincident with that debt conversion, the Company's Series A Redeemable Convertible Preferred Stock was converted into Series B Redeemable Convertible Preferred Stock. These Preferred Stocks have certain Redemption Events, which if such events occurred, would provide the holder with the right to require the Company to purchase their shares for cash which would adversely affect the Company. (See Note N to the Consolidated Financial Statements.) Accordingly, where these rights exist such Redeemable Securities are categorized outside of shareholders' equity and, thus, do not qualify as equity for the purposes of the NASDAQ minimum net tangible asset requirement. Also, security holders may have other rights/claims in connection with the March 1999 transactions described above.

       To further increase the Company's net tangible assets and in order to help further ensure the Company's compliance with NASDAQ listing requirements, management is in the process of negotiating with participants in the March 1999 debt conversion and Preferred Stock exchange to obtain waivers of any redemption or recession rights. These waivers, if obtained, would eliminate the holders' cash redemption rights. This would qualify all related securities for classification in permanent stockholders' equity and increase the Company's qualifying net tangible assets. If such waivers are obtained, then management believes that the Company's current liquidity would be sufficient to meet its cash needs for its existing business through fiscal 1999. However, there can be no assurance that management's efforts in this regard will be successful.

       If management is not successful in obtaining such waivers, and it continues to incur operating losses it could fall below the minimum net asset requirement needed to qualify for ongoing listing on NASDAQ. Management's plans in this case include, among other things, attempting to improve (i) operating cash flow through increased license sales and service revenue, and (ii) increasing the level of anticipated streamlining of its selling, administration and development functions. However there is no assurance that such plans, if implemented, will be sufficient. Further, recently there have been announcements of potential changes in senior management, which increase the uncertainty of whether existing management plans will be executed.

       Also, the Company is considering certain significant acquisitions which depending on net liabilities assumed, if any, and on the success of cost reduction efforts to bring the acquisitions to break-even, may require additional funding. (See Note U to the Consolidated Financial Statements.) However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to Base Ten.

       If current cash and working capital reduced by cash used in operations in 1999 is not sufficient to satisfy the Company's liquidity and minimum net tangible asset requirements, the Company will seek to obtain additional equity financing. Additional funding may not be available when needed or on terms acceptable to the Company. If the Company were required to raise additional financing for the matters described above and/or to continue to fund expansion, develop and enhance products and service, or otherwise respond to competitive pressures, there is no assurance that adequate funds will be available or that they will be available on terms acceptable to the Company. Such a limitation could have a material adverse effect on the Company's business; financial condition or operations and the financial statements do not include any adjustment that could result therefrom.


B.  Description of Business
---------------------------

      Base Ten Systems, Inc. and subsidiaries ("Base Ten" or the "Company") is engaged in the development of software applications for the pharmaceutical and medical device industries. The Company's product lines include manufacturing execution systems (MES), medical screening and image processing software. The Company's primary focus is its manufacturing execution systems which include BASE10(TM)ME (formerly PHARM2(TM)), BASE10(TM)FS and BASE10(TM)CS. The MES products are designed to reduce time and costs associated with regulatory compliance, manage the elements of production materials, equipment, personnel, process instructions, as well as allow rapid fulfillment of requests and traceability for clinical supplies.

      For the periods ended October 31, 1997 and December 31, 1997, the Company was also engaged, through its Government Technology Division ("GTD"), in the design and manufacture of electronic systems employing safety critical software for the defense industry. Effective December 31, 1997, the GTD was sold by the Company. See Note S to the Consolidated Financial Statements.


C.  Summary of Significant Accounting Policies
----------------------------------------------

1. Principles of Consolidation - The consolidated financial statements include the accounts of Base Ten and its wholly owned subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated.

2. Discontinued Operations - As discussed more thoroughly in Note S to the Consolidated Financial Statements, the results of operations and the net assets of the Government Technology Division have been reported separately as discontinued operations for all periods presented and net assets held for sale at October 31, 1997 in the accompanying financial statements.

3. Change of Fiscal Reporting Period - In January 1998, the Board of Directors approved a change of the Company's fiscal year end from October 31 to December 31.

4. Risks and Uncertainties - The Company operates in the publicly traded software industry, which is highly competitive and rapidly changing. The Company has had a history of significant losses from operations and is subject to all of the risks inherent in a technology business, including but not limited to: potential for significant technological changes in the industry or customer requirements, potential for emergence of competitive products with new capabilities or technologies, ability to manage future growth, ability to attract and retain qualified employees, dependence on key personnel, limited senior management resources, success of its research and development, protection of intellectual property rights, potentially long sales and implementation cycles and ongoing satisfaction of NASDAQ minimum net tangible asset requirements for continued listing.

     The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the allowance for doubtful accounts receivable, the total costs to be incurred under software license agreements requiring significant customizations or modifications and the useful lives of computer software costs. Actual costs and results could differ from these estimates.

5. Revenue Recognition - The Company licenses software under license agreements and provides services including maintenance, training and consulting. In general, software license revenues are recognized upon shipment of the software to the customer where there are no significant customizations or modifications required. Revenues on all software license transactions in which there are significant customizations or modifications are recognized on the percentage of completion basis. Progress under percentage of completion method is measured based on management's best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. Maintenance revenues for maintaining, supporting and providing periodic upgrades are deferred and recognized ratably over the maintenance period which is generally one year. Revenues from training and consulting services are recognized as such services are performed and are on a time and material basis.

     On January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 which supersedes Statement of Position 91-1, "Software Revenue Recognition", generally requires revenue earned on multiple element software arrangements to be allocated to each element based on vendor-specific objective evidence of the relative fair values of the elements. Absent vendor-specific evidence of fair value of all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 has not had a material impact on the Company's results of operations.

     In March 1998, the AICPA issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4"). SOP 98-4 deferred, until the Company's fiscal year beginning January 1, 1999, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions"("SOP 98-9"). SOP 98-9 further deferred those passages deferred by SOP 98-4 until the Company's fiscal year beginning January 1, 2000. SOP 98-9 also amends certain passages of SOP 97-2 which address the allocation of discounts in multiple element arrangements. Management has not determined the impact, if any, that the application of SOP 98-9 will have on its consolidated financial position or results of operations.

6. Property, Plant and Equipment - Property, plant and equipment are carried at cost and depreciated over estimated useful lives, principally on the straight-line method. The estimated useful lives used for the determination of depreciation and amortization are:

                  Leased asset - building 30 years
                  Leasehold  improvements 5 to 10 years
                  Furniture, fixtures and equipment 3 to 10 years

     Maintenance and repairs are charged to expense as incurred; expenditures for leasehold improvements are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

7. Research, Development and Computer Software Costs - In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"), the Company capitalizes certain software development costs for new products once it is determined that technological feasibility is achieved. Costs incurred prior to the determination of technological feasibility and costs associated with maintenance of existing products are expensed as incurred. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated useful life of not greater than four years.

8. Long-Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs quarterly reviews of the recoverability of its capitalized software costs and other long lived assets based on anticipated revenues and cash flows from sales of these products. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. The Company has evaluated its long-lived assets and determined that no material impairment of these assets existed at December 31, 1998.

     In the second quarter of fiscal 1996 the Company conducted its regular quarterly review of the recoverability of its capitalized software costs and determined that neither PRENVAL nor uPACS would achieve sufficient revenues in future periods to justify retention of the related capitalized costs. Accordingly the Company wrote off the $2.4 million balance of such capitalized costs to cost of revenues.

9. Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less at date of acquisition to be cash equivalents.

10. Earnings Per Share - The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution.

11. Fair Value of Financial Instruments - The fair value of certain financial instruments, including cash, accounts receivable, accounts payable, and other accrued liabilities, approximates the amount recorded in the balance sheet because of the relatively current maturities of these financial instruments. The fair market value of long term debt at December 31, 1998, December 31, 1997 and October 31, 1997 approximates the amounts recorded in the balance sheet based on information available to the Company with respect to interest rates and terms for similar financial instruments.

12. Foreign Currency Translation - The accounts of the consolidated foreign subsidiaries are translated into United States dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" ("FAS 52"). All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. Transaction gains and losses are immaterial.

13. Income Taxes - Deferred income taxes are determined based on the tax effect of the differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are classified as either current or noncurrent based generally on the classification of the related asset or liability.

14. Investments - The Company accounts for its investments using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("FAS 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders' equity.

     Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1998, December 31, 1997 and October 31, 1997, all securities covered by FAS 115 were designated as available for sale.
     Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at December 31, 1998, December 31, 1997 and October 31, 1997, consisted of common stock with a cost basis of $50,000, $50,000 and $150,000, respectively and are included in other current assets. Differences between cost and market of $54,000, $62,000 and $143,000 were included as a component of "accumulated other comprehensive income" in shareholders' equity, as of December 31, 1998, December 31, 1997 and October 31, 1997, respectively.

15. Segment Information - On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" ("FAS 14") replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or the financial position but did affect the disclosure of segment information.

16. Comprehensive Income - On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of shareholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

17. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.


D.  Acquisition
---------------

      On February 19, 1998, the Company acquired certain assets and assumed certain liabilities of Consilium, Inc. ("Consilium"), a software developer that specialized in manufacturing execution systems for the pharmaceutical, chemical and semi-conductor industries. The assets purchased related to the FlowStream product line of Consilium, which was sold to the pharmaceutical and chemical markets. Under the terms of the agreement, the Company paid Consilium $1.5 million in cash and included assumed certain FlowStream-related liabilities of Consilium, which together with transaction costs in cash of approximately $600,000, resulted in a total purchase cost of $3.0 million. The agreement also provides for additional payments based upon a percentage of the excess of targeted sales of the FlowStream product, as defined, for the years ended December 31, 1998 and 1999, respectively. No additional payments were required for 1998. The cash portion of the acquisition was financed with the Company's available cash balance. This acquisition was accounted for by the purchase method of accounting.

      The purchase price was allocated to the assets acquired based on their estimated fair values. Equipment and furniture were purchased at estimated fair value and are being depreciated over estimated lives of three to ten years. Other intangible assets acquired are being amortized on a straight-line basis over their estimated lives of three to seven years.

Unaudited Pro-forma Results
---------------------------

      The following unaudited pro-forma information presents the results of operations of the Company as if the acquisition had taken place on November 1, 1996 (dollars in thousands, except per share data):



                                                            Two Months
                                              Year Ended      Ended        Year Ended
                                              December 31,   December 31,  October 31,
                                                 1998          1997           1997
                                                 ----          ----           ----

Revenue                                          $ 8,259      $ 1,044     $ 7,839
Net loss                                         (19,869)      (4,969)    (28,207)
--------                                         --------      -------    --------
Net loss per common share - basic and
diluted                                          $ (2.17)     $ (0.60)    $ (3.57)
Weighted average common shares - basic and
diluted                                       10,618,000    8,258,000   7,895,000
                                              ----------    ---------   ---------

      These pro-forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


E.  Accounts Receivable
-----------------------

      Accounts receivable are comprised of billed receivables arising from recognized and deferred revenues and unbilled receivables which result from consulting services. All of the unbilled receivables are expected to be billed during the following year. The Company does not require collateral for its receivables. Reserves are maintained for potential credit losses. The principle components of accounts receivables are as follows (dollars in thousands):


                                          December 31,     December 31,     October 31,
                                              1998             1997            1997
                                              ----             ----            ----
Billed receivables                      $     2,456      $       537      $       504
Unbilled receivables                            236            1,186            1,444
                                                ---            -----            -----

                                              2,962            1,723            1,948
Less:  Allowance for doubtful accounts          320              140              140
                                                ---              ---              ---

                                        $     2,372      $     1,583      $     1,808
                                        ===========      ===========      ===========


      Bad debt expense amounted to $449,000 for the year ended December 31, 1998 and $140,000 for the year ended October 31, 1997. There was not any bad debt expense recorded during the two month period ended December 31, 1997 and the year ended October 31, 1996.

F.  Property, Plant and Equipment
---------------------------------

     Property, plant and equipment at December 31, 1998 and 1997 and October 31, 1997 includes the following amounts (dollars in thousands):



                                       December 31,     December 31,     October 31,
                                           1998             1997            1997
                                           ----             ----            ----
Leasehold improvements               $       343      $       156     $       149
Furniture, fixtures and equipment          5,160            4,255           4,018
Land and building                          3,600            3,600           3,600
                                           -----            -----           -----
                                           9,103            8,011           7,767
Less:  Accumulated depreciation            4,077            3,665           3,462
                                           -----            -----           -----

                                     $     5,026      $     4,346     $     4,305
                                     ===========      ===========      ===========



    Depreciation expense amounted to $412,000, $203,000, $530,000, and $462,000, in fiscal 1998, the two month period December 31, 1997, fiscal 1997, and fiscal 1996, respectively.

G.  Other Assets
----------------

      Other assets at December 31, 1998 and 1997 and October 31, 1997 includes the following amounts (dollars in thousands):



                                                 December 31,          December 31,         October 31,
                                                    1998                   1997                 1997
                                                    ----                   ----                 ----
Patents, net                                    $        356         $          395         $       404
Capitalized software costs, net                        2,943                  4,548               4,815
Debenture issue costs, net                               393                    971               1,032
Deposit-long term financing obligation                   550                    550                 550
Long-term receivable                                     --                     397                 419
Other acquired intangibles, net                        2,130                   --                    --
                                                ------------         --------------         -----------
                                                                                                     --
                                                $      6,372         $        6,861         $     7,220
                                                ============         ==============         ===========


     Accumulated amortization related to the patents at December 31, 1998 and 1997 and October 31, 1997 was $37,000, $28,000 and $19,000, respectively.

     Accumulated amortization related to the capitalized software costs at December 31, 1998 and 1997 and October 31, 1997 was $7,052,000, $4,778,000 and
$4,363,000, respectively. Amortization of capitalized software costs of $2,274,000, $415,000, $2,951,000 and $1,278,000 are included in cost of revenues for the year ended December 31, 1998, the two months ended December 31, 1997 and the years ended October 31, 1997 and 1996, respectively.

     Accumulated amortization related to the debenture issue costs at December 31, 1998 and 1997 and October 31, 1997 was $207,000, $282,000 and $221,000,
respectively.

      Accumulated amortization and expense related to the acquired intangibles at December 31, 1998 was $351,000.

H.  Income Taxes
----------------

      The provision (benefit) for income taxes includes the following (dollars in thousands):


                              Year Ended          Two Months Ended      Year Ended        Year Ended
                           December 31, 1998     December 31, 1997  October 31, 1997    October 31, 1996
                           -----------------     -----------------  ----------------    ----------------
Current:
              Federal           $         --      $         --      $         --       $       (882)
              State                       --                --                --               (165)
              Foreign                     --                --                --                 --
                                ------------      ------------      ------------       --------------
Total Current                   $         --      $         --      $         --       $     (1,047)
                                ============      ============      ============       ==============
Deferred:
              Federal           $      5,192      $      1,179      $      6,373       $         --
              State                    1,507               342               972                 --
              Foreign                     --                --                --                 --
                                ------------      ------------      ------------       --------------
Total Deferred                         6,699             1,521             7,345                 --
                                ------------      ------------      ------------       --------------
Valuation Allowance                   (6,699)           (1,521)           (7,345)                --
                                ------------      ------------      ------------       --------------
Net                             $         --      $         --      $         --       $     (1,047)
                                ============      ============      ============       ==============


      The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below (dollars in thousands):


                              Year Ended          Two Months Ended      Year Ended        Year Ended
                           December 31, 1998     December 31, 1997  October 31, 1997    October 31, 1996
                           -----------------     -----------------  ----------------    ----------------
Continuing                  $        --           $         --      $        --           $   (684)
Discontinued                         --                     --               --               (363)
                            ------------          ------------      ------------       --------------
         Total              $        --           $         --      $        --           $ (1,047)
                            ============          ============      ============       ==============


      A reconciliation of the Company's effective rate to the U.S. statutory rate is as follows:



                                                                    Percentage of Pre-Tax Earnings
                                                        --------------------------------------------------------
                                                                        Two
                                                          Year Ended    Months       Year Ended    Year Ended
                                                         December 31,   Ended       October 31,    October 31,
                                                             1998     December 31,     1997          1996
                                                                         1997
                                                         ------------ ------------  ------------    ----------
Federal tax (benefit)/provisions at applicable statutory    (34.0%)      (34.0%)      (35.0%)       (34.0%)
rates
Increases (decreases) in income taxes resulting from:
    State tax benefit, net of Federal tax effect              (6.0)        (6.0)       --            (6.0)
    Net changes in current and deferred valuation
      allowances                                              40.0         40.0        35.0          31.5
    Other, net                                                 --          --          --            (2.9)
                                                              -----        -----       -----         -----
                                                               --          --          --           (11.4%)
                                                            ========       =====       =====        =======

                                      F-13

         The components of the deferred tax assets and liabilities are as follows (dollars in thousands):



                                               Year Ended    Two Months Ended     Year Ended
                                              December 31,     December 31,       October 31,
                                                  1998            1997               1997
Current
   Vacation                                      $ 154             $ 221            $ 136
   Other                                           605                56               16
                                                 ------            -----            ------

Total current assets                               759               277              152
                                                 ------            -----            ------

Noncurrent
   Deferred gain on sale leaseback
                                                 $  91         $      91         $    90
   Compensation                                  1,255             1,100           1,100
   Depreciation and amortization                  (107)              (78)             86
   Net operating loss carryforward              17,210            10,963           9,560
   Research and development
      carryforward                                 519               519             519
                                               --------         ---------         -------

Total non-current assets                        18,968            12,751          11,355

   Valuation allowance                         (19,727)          (13,028)        (11,507)
                                               --------         ---------         --------
Net deferred tax assets                       $     --         $      --         $   --
                                               ========         =========         ========


       At December 31, 1998, the Company had incurred net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $43.7 million, which expire in the years 2004 through 2018. Research and development carryforwards of $0.5 million expire in the years 1999 through 2005. As certain changes in the Company's ownership occur there is a limitation on the annual amount of such NOL carryforwards and credits which can be utilized. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be created and offset against the deferred tax assets if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred asset will not be realized. The valuation allowance will be adjusted when the credits are realized or when, in the opinion of management, sufficient additional positive evidence exists regarding the likelihood of their realization. The reductions, if any, will be reflected as a component of income tax expense.

      The components of loss before income taxes were as follows:


                                    Year Ended       Two Months Ended      Year Ended        Year Ended
                                 December 31, 1998   December 31, 1997  October 31, 1997  October 31, 1996
                                 -----------------   -----------------  ----------------  ----------------
Domestic                            $ (16,679)     $     (3,803)       $  (20,632)       $   (9,040)
Foreign                                (2,341)             (133)           (1,375)             (966)
                                       ------              ----            ------              ----

                                    $ (19,020)     $     (3,936)       $  (22,007)       $  (10,006)
                                    =========      ============        ==========        ==========


I.  Accrued Expenses
--------------------

      Accrued expenses at December 31, 1998 and 1997 and October 31, 1997 includes the following amounts (dollars in thousands):



                                          December 31,       December 31,        October 31,
                                              1998               1997                1997
                                              ----               ----                ----
 Wages & benefits                          $    1,221        $    2,013           $    2,283
 Discontinued operations                           --                --                1,480
 Accrued contract costs and warranty              394             1,151                1,151
 Accrued Interest                                 301               339                  225
 Other                                          1,236               603                  514
                                           ----------        ----------           ----------
                                           $    3,152        $    4,106           $    5,653
                                           ==========        ==========           ==========


J.  Segment Information
-----------------------

      The Company is organized and operates as a single segment. The following tabulation details the Company's operations in different geographic areas for the year ended December 31, 1998, the two-month period ended December 31, 1997 and the years ended October 31, 1997 and 1996 (dollars in thousands):


                                               United States         Europe          Eliminations       Consolidated
                                               -------------         ------          ------------       ------------
Year Ended December 31, 1998:
-----------------------------

Revenues from unaffiliated sources            $4,019             $       3,531      $         --        $       7,550
                                              ------             -------------      -------------       -------------

Identifiable assets at December 31, 1998      $39,350            $       1,353      $     (6,882)       $     33,821
                                              -------            -------------      -------------       ------------


Two-Months Ended December 31, 1997:
-----------------------------------

Revenues from unaffiliated sources            $    82            $          99      $         --       $         181
                                              -------            -------------      -------------      -------------

Identifiable assets at December 31, 1997     $ 27,568            $       1,137      $     (4,291)      $      24,413
                                             --------            -------------      -------------      -------------


Year Ended October 31, 1997:
----------------------------

Revenues from unaffiliated sources            $2,510             $           2     $          --        $      2,512
                                              ------             -------------     --------------       ------------

Identifiable assets at October 31, 1997       $24,979            $       1,205     $      (4,967)       $     21,217
                                              -------            -------------     --------------       ------------


Year Ended October 31, 1996:
----------------------------

Revenues from unaffiliated sources            $ 1,211            $          51     $          --        $      1,262
                                              -------            -------------     -----------          ------------

Identifiable assets at October 31, 1996       $32,739            $       1,039     $      (3,381)       $     30,397
                                              -------            -------------     -------------        ------------


      In fiscal year 1998, one customer accounted for sales amounting to $1,655,000 and four customers accounted for sales of $136,000 in the two-month period ended December 31, 1997. In fiscal year 1997, three customers accounted for sales of $1,221,000 and in fiscal year 1996 one customer accounted for sales of $883,000.

K.  Commitments and Contingencies
---------------------------------


Employment Agreements
---------------------

       At December 31, 1998, the Company had employment agreements with six executives. One of these agreements was cancelled pursuant to a subsequent resignation. The remaining agreements provide for up to one year of severance payments in the aggregate of $897,000 plus normal benefits and any amounts due under incentive compensation plans in the event the employee is terminated without cause. In addition, subsequent to year end, the Company entered into similar agreements with four additional executives with aggregate benefits amounting to $238,000.

      At December 31, 1998, the Company also had agreements with three of these executives providing severance payments if the executive's employment is terminated within three years after a change in control of the Company (i) by the Company for reasons other than death, disability, or cause or (ii) by the executive for good reason. The amount of the severance payment is 2.99 times total average compensation and cost of employee benefits for each of the five years prior to the change in control, subject to the amount deductible by the Company under the Internal Revenue Code.


Consulting Agreements
---------------------

      The Company has a consulting agreement providing one of its directors cash compensation in an annual amount of $257,500 plus expenses. In fiscal 1998, the Company terminated this agreement in accordance with the termination provision in the agreement. The agreement provided the consultant the right to receive warrants, subject to prior approval of the Board of Directors and subsequent shareholder approval. The terms of the agreement termination provided that any warrants issued pursuant to this agreement would terminate in the ordinary course, pursuant to their respective terms.


Financing Obligation and Leases
-------------------------------

      The Company entered into a sale and leaseback arrangement on October 28, 1994. Under the arrangement, the Company sold its main building in Trenton, New Jersey and agreed to lease it back for a period of 15 years under terms that qualify the arrangement. The Company also has an option to purchase the building at the end of the lease and accordingly, has accounted for this sale leaseback as a financing transaction. The buyer/lessor of the building was a partnership in which two of the partners are former officers and directors of the Company. In addition, a non-interest bearing security deposit of $550,000 was paid at closing which is included in other non-current assets on the balance sheet. Interest is calculated under the effective interest method and depreciation is taken using the straight-line method. Subsequent to October 31, 1997, the Company sub-leased a portion of the building in connection with the sale of the Government Technology Division which is approximately $240,000 per year for five years. The Company's future minimum gross lease payments related to the sale-leaseback arrangement in effect at December 31, 1998 are as follows (dollars in thousands):

Year Ending December 31,
----------------------------------------------- ------------------
1999                                                     $    569
2000                                                          615
2001                                                          615
2002                                                          615
2003                                                          615
2004 and thereafter                                         3,963
----------------------------------------------- ------------------
                                                            6,992
Less interest portion
                                                          (3,577)
----------------------------------------------- ------------------
Present value of net minimum payments                   $   3,415
----------------------------------------------- ==================

      At December 31, 1998 and 1997 and October 31, 1997, the gross amount of the building and the related accumulated depreciation recorded under the financing obligation were as follows (dollars in thousands):



                                          December 31,       December 31,        October 31,
                                              1998               1997                1997
                                              ----               ----                ----
 Land and building                         $    3,600        $    3,600           $    3,600
 Less:    Accumulated depreciation                500               380                  360
                                                  ---               ---                  ---
                                           $    3,100        $    3,220           $    3,240
                                           ==========        ==========           ==========


         The Company also has several noncancelable operating leases that expire over the next ten years. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during fiscal years 1998, 1997 and 1996 were $423,000, $307,000 and $259,000 respectively. Rental expense for operating leases for the two-month period ended December 31, 1997 was $51,000. Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are (dollars in thousands):


Year Ending December 31,
------------------------------------ -------------
1999                                      $   545
2000                                          386
2001                                          291
2002                                          218
2003                                          139
2004 and thereafter                           728
------------------------------------ -------------
Total minimum lease payments             $  2,307
------------------------------------ =============


Legal Proceedings
-----------------

      The Company is involved from time to time in various claims and proceedings including employee claims in the normal course of business, none of which, individually or in the aggregate, in the opinion of management, will have a material adverse effect on the consolidated financial position of the Company.

L.  Long Term Debt
------------------

$ 10 Million Convertible Subordinate Debenture
----------------------------------------------

      In August 1996 the Company sold $10.0 million 9.01% Convertible Subordinate Debentures due August 31, 2003 in a private offering. Under the terms of the debentures the holder could convert the debentures into the Company's Class A Common Stock at $12.50 per share, 125% of the closing price on August 9, 1996. The Company had the right to call the debentures after February 28, 1998 if the Company's Class A Common Stock price traded between $15.00-$17.50 per share.

    On November 10, 1998, the shareholders approved a proposal to authorize the Company to decrease the conversion price from $12.50 to $4.00 per share of Class A Common Stock upon conversion of the debenture. Subsequent to year-end, on March 5, 1999, the holder converted this debenture into 2.5 million shares of Class A Common Stock.


$ 5.5 million Convertible Debenture
-----------------------------------

    On May 30, 1997, the Company sold 55 Units ("Units") at $100,000 per Unit, for an aggregate of $5,500,000, to two accredited purchasers ("Purchasers") in a private offering (the "Offering"). Each Unit consisted of (i) an 8% five-year convertible debenture ("Convertible Debenture") in the principal amount of $100,000 convertible into shares of the Company's Class A Common Stock and (ii) a warrant ("Warrant") to acquire 1,800 shares of Class A Common Stock. The number of shares of Class A Common Stock that was issuable upon conversion of the Convertible Debentures was variable. The number of shares were to be calculated at the time of conversion and were to be the lesser of (i) the product obtained by multiplying (x) the lesser of the average of the closing bid prices for the Class A Common Stock for the (A) five or (B) thirty consecutive trading days ending on the trading day immediately preceding the date of determination by (y) a conversion percentage equal to 95% with respect to any conversions occurring prior to February 24, 1998 and 92% with respect to any conversions occurring on or after February 24, 1998 and (ii) $13.50 with respect to any conversions occurring prior to May 30, 1998 or $14.00 with respect to any conversions occurring on or after May 30, 1998. These prices were subsequently revised to $13.05 and $13.53 pursuant to an agreement between the holders and the Company in consideration of the holders' willingness to grant the Company a waiver to sell the GTD. The Convertible Debentures were not convertible prior to December 16, 1997. From December 16, 1997 until February 23, 1998 one-half of the Convertible Debentures could have been converted and after February 23, 1998, the Convertible Debentures were fully convertible. The Warrants may be exercised at any time through May 30, 2002 at an exercise price of $12.25 per share. The Company received net proceeds of approximately $4,950,000 from the sale of the Units after deduction of fees and expenses related to the Offering. During 1998, the $5.5 million Convertible Debentures were fully converted into 1,490,805 shares of Class A Common Stock.


M.  Other Arrangements
----------------------

       In May 1997 the Company entered into an agreement whereby it became a minority owner of uPACS(TM) LLC, a limited liability company (the "LLC"). Under the terms of the agreement the Company made a capital contribution to the LLC of its rights to its uPACS(TM) technology which is a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. In exchange for such capital contribution, the Company received a 9% interest in the LLC. A then outside investor, who is currently a principal shareholder of the Company, made an initial capital contribution of $2 million and later made a further capital contribution of $1 million in return for a 91% interest in the LLC. In connection with the formation of the LLC the Company entered into a services and license agreement whereby the Company agreed to complete the development of the uPACS(TM) technology and undertake to market, sell, and distribute systems using the uPACS(TM) technology. The LLC will pay the Company its expenses in connection with such services and the Company will pay royalties to the LLC in connection with the sale of systems using the uPACS technology. At such time as the LLC has distributed to the outside investor an aggregate amount equal to $4.5 million of its net cash flow the Company would become a 63% owner of the LLC and the outside investor would own a 37% interest in the LLC.

       During the fourth quarter of 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology. At December 31, 1998, the LLC had substantially exhausted its capital resources and, as of the filing date of this annual report on Form 10-K, a buyer had not yet been located. The Company currently intends to fund the LLC operation during the search for a buyer.

N.    Redeemable Convertible Preferred Stock
--------------------------------------------

    On December 4, 1997, the Company entered into a securities purchase agreement to sell 19,000 of Series A, $1.00 par value, Convertible Preferred Stock ("Series A Preferred Stock") and common stock warrants for gross proceeds of $19,000,000. The closing of the Series A Preferred Stock and warrants occurred in two tranches. On December 9, 1997, the Company issued 9,375 shares of Series A Preferred Stock and 375,000 warrants. An additional 346,000 warrants were issued to consultants valued at approximately $1,011,000. The transaction resulted in net proceeds of $6,984,000, net of offering costs of $1,380,000. The Company allocated the net proceeds of the Series A Preferred Stocks and warrants based upon their relative fair values resulting in $6,155,000 assigned to the Series A Preferred Stock and $829,000 to the warrants. On December 31, 1997, 9,675 shares of Series A Preferred Stock and 385,000 warrants were issued to the holders of the Series A Preferred Stock, net of cash offering costs of approximately $245,000, resulting in net proceeds of $9,380,000. The company allocated the net proceeds of the Series A Preferred Stock and the warrants based upon their relative fair values resulting in $8,529,000 assigned to the Series A Preferred Stock and $851,000 to the warrants. Such proceeds were received on January 2, 1998, and are recorded as subscriptions receivable at December 31, 1997.

       The Series A Preferred Stock is convertible at any time into Class A common shares at the Mandatory Redemption Price divided by the lesser of (a) the volume weighted average price for any two trading days selected by the holder in the twenty days prior to conversion, except that the holder may not accept the lowest weighted average price ("variable conversion price"), and (b) $16.25. Such lesser conversion price is limited to 3,040,000 shares. The most beneficial conversion price at issuance was $12.16 which exceeded the market price value of the common stock. Any Series A Preferred Stock unconverted outstanding because of the share limitation can be exchanged at the holder's option for a subordinated 8% promissory note maturing when the Series A Preferred Stock matures. The Company has the right, at any time, to redeem all or any part of the outstanding Series A Preferred Stock or subordinated notes at 130% of their original purchase price.

    The Series A Preferred Stock has a term of three years from the closing date or December 31, 2000. On the maturity date, the Company must redeem the outstanding preferred stock at its Mandatory Redemption Price, which is the sum of purchase price, accrued but unpaid dividends and other contingent payments as provided under the terms of the preferred stock agreement. The portion of the Mandatory Redemption Price constituting such other contingent payments is payable in cash whereas the purchase price and accrued but unpaid dividends are payable in cash or common stock at the option of the Company. Accordingly, the Company is accreting the carrying value of the preferred stock to the purchase price and recognizing the accretion charges to retained earnings (accumulated deficit) over the three year period from issuance to maturity. The accretion in 1998 aggregated approximately $1,424,000 or approximately $356,000 per quarter. If the Company elects to settle the redemption in common stock, the Mandatory Redemption Price is 1.25 times the purchase price and would result in an additional charge in the period of redemption.

       Holders of the Series A Preferred Stock have the right to require the Company to purchase their shares for cash upon the occurrence of a Redemption Event. Redemption Events include: a) suspension of trading or delisting from specified stock exchanges of the common stock into which the Series A Preferred Stock is convertible; b) failure by the Company to register, within 180 days, the common stock into which the Series A Preferred Stock is convertible; c) failure to issue common stock upon exercise of conversion rights by a preferred shareholder, or d) failure to pay any amounts due to preferred shareholders. The cash purchase price upon occurrence of a Redemption Event is the greater of a)
1.25 times the Mandatory Redemption Price, or b) the Mandatory Redemption Price divided by the product of the effective conversion price and the market value of the common shares. Any remaining accretion to the actual cash purchase price would be recorded upon a Redemption Event.

      The Series A Preferred Stock is mandatorily redeemable upon the occurrence of a Redemption Event and, accordingly, is classified as Redeemable Preferred Stock, rather than as a component of Shareholders' Equity (Deficit).

      The Series A Preferred Stock pays a cumulative dividend of 8.0% per annum in cash or stock at the option of the Company, or as noted above, during any quarter in which the closing bid price for the Class A common stock was less than $8.00 for any ten consecutive trading days. An equivalent payment was payable to any holder of Series A Preferred Stock which was subject during any quarter to a standstill period following a Company underwritten public offering or which was non-convertible because of the limitations on the number of common shares issuable upon conversion. Such dividends and payments were payable only prior to conversion and payable in cash or additional Series A Preferred Stock at the Company's option; however, if the Company elected to pay the dividend in Series A Preferred Shares, the amount of such payment would have been 125% of the cash amount. In 1998, the Company elected to satisfy these dividends with shares of Series A Preferred Stock.

      The Series A Preferred Stock has a liquidation preference as to their principal amount and any accrued and unpaid dividends. The Company has reserved 3,800,000 shares of common stock for conversion of Series A Preferred Stock and exercise of the common stock warrants.

      The holders of the Series A Preferred Stock have the same voting rights as the holders of Class A common stock, calculated as if all outstanding shares of Series A Preferred Stock had been converted into shares of Class A common Stock on the record date for determination of shareholders entitled to vote on the matter presented.

      The 760,000 warrants issued to the holders of Series A Preferred Stock are exercisable for five years at $16.25 per share. The holder may also elect to pay the exercise price by receiving a reduced number of common shares in lieu of paying the cash exercise price. The warrant agreements also provide for an adjustment of the warrant exercise price upon the issuance of common stock or equivalents with an exercise price below the current market price of the common stock. This adjustment does not apply to the issuance of options under existing plans or shares issued upon the exercise of options, warrants or rights outstanding when the warrants were issued. The adjustment does apply to other transactions where the Board of Directors determines an adjustment is necessary to equitably protect the rights of the holder. The 346,000 warrants issued to consultants are excercisable for five years and have exercise prices ranging from $10.31 to $15.63 and bear similar terms to the warrants issued to the holders of Series A Preferred Stock.

      On November 10, 1998, the shareholders approved the sale and issuance of Series B Convertible Preferred Stock ("Series B Preferred Shares") (subject to the execution of definitive agreements) and the issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that would receive Series B Preferred Shares. The sale and issuance of Series B Preferred Shares would be to the Series A Convertible Preferred Stockholders in the form of an even exchange for Series A Preferred Shares. The terms of the Series B Preferred Shares are similar to the Series A Preferred Shares, except that: (a) the Series B Preferred Shares would have a conversion price of that number of shares determined by dividing the Mandatory Redemption Price by $4.00, as defined above in Series A Preferred Stock, whereas the conversion price of the Series A Preferred Shares is equal to the lesser of (i) $16.25 or (ii) the Weighted Volume Average Price (as defined) of the Class A Common Stock prior to the conversion date limited to 3,040,000 shares; (b) the Series B Preferred Shares, as a result of the conversion price of $4.00, would not provide the holder with the option to receive a subordinated 8% promissory note, as the Series A Preferred Shares provides; and (c) there will be no dividend payment due based on the price of the Class A Common Stock, as the Series A Preferred Shares provides.

       The issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that would receive Series B Preferred Shares provides for the issuance of 80,000 Class A Common Stock Purchase Warrants for each $1 million of principal amount of the Series A Preferred Shares outstanding on November 10, 1998 in addition to certain other Series A Preferred Shares which were converted at $4.00 per share between September 1, 1998 and November 10, 1998. These purchase warrants are four-year warrants exercisable at $3.00, and provide for mandatory exercise upon the occurrence of certain events.

      During 1998, 5,798 shares of Series A Convertible Preferred Stock were converted to 1,917,806 shares of Class A Common Stock and 1,740 shares of Series A Preferred Stock were issued as dividends resulting in 14,942 shares outstanding at December 31, 1998.

      Subsequent to year-end, on March 5, 1999, the outstanding Series A Preferred Stock and warrants were exchanged for Series B Preferred Stock. See Note N to the Consolidated Financial Statements.


O.  Equity Transactions
-----------------------

Common Stock

       On April 16, 1998, the shareholders amended the Company's Certificate of Incorporation to modify certain terms of the Class A Common Stock and Class B Common Stock. The modifications to the terms of the Class A and Class B Common Stock increased the exchange ratio for conversion of Class B Common Stock into Class A Common Stock from 1:1 to 1:1.5; changed the voting rights of the Class A Common Stock and the Class B Common Stock with respect to the election of directors so that the directors of the Company will be elected by holders of Class A Common Stock and Class B Common Stock voting together as a single class; made the voting rights of both classes the same so that they have the same voting power; eliminated a separate class vote of Class B Common Stock holders on certain corporate transactions; and changed the dividend restriction so that Class A Common Stock and Class B Common Stock receive the same dividends.

       In December 1997, the National Association of Securities Dealers, Inc. ("NASD"), notified the Company that it proposed to de-list the Class B Common Stock from Nasdaq SmallCap Market because the number of holders of Class B Common Stock appeared to have fallen below 300 beneficial owners. The Company proposed the amendments to alleviate certain negative impact of such de-listing of the Class B Common Stock, and the NASD granted to the Company a temporary exception, until May 1, 1998, in order to permit the Company to effect these amendments. Following the close of business on May 1, 1998, the Class B Common Stock was no longer listed on the Nasdaq SmallCap Market.

       Also on April 16, 1998, the shareholders approved the adoption of three equity plans and an increase in the authorized Class A Common Stock from 22 million shares to 40 million shares.

       On November 10, 1998, the shareholders approved an increase in the authorized Class A Common Stock from 40 million to 60 million shares and the sale and issuance of up to 6,666,666 shares of Class A Common Stock at a purchase price of $3.00 per share, and Warrants to purchase up to 1,000,000 shares of Class A Common Stock at an exercise price of $3.00 per share.

       In order to provide additional capital to the Company, the Company agreed to sell 6,666,666 shares of Class A Common Stock at a purchase price of $3.00 per share for aggregate proceeds of $20,000,000. For each $1 million of Class A Common Stock purchased, the purchaser received seven-year warrants to purchase 50,000 shares of Class A Common Stock, exercisable at $3.00 per share; a total of 1,000,000 warrants were, therefore, issued to the purchaser. The placement agent also received warrants to purchase up to 250,000 shares of Class A Common Stock.

P. Earnings Per Share
---------------------

      The following is a reconciliation of the numerators and denominators used to calculate loss per share in the Consolidated Statements of Operations (in thousands, except per share data):

                                                                    Two Months
                                                   Year Ended         Ended         Year Ended      Year Ended
                                                  December 31,      December 31,     October 31,     October 31,
                                                      1998              1997            1997            1996
                                                      ----              ----            ----            ----
Loss per common share-basic:

Net loss                                          $     (19,020)   $    (3,936)    $    (22,007)    $     (8,959)
Less: Dividends on Redeemable
      Convertible Preferred Stock                        (1,740)            --               --               --
      Accretion on Redeemable
      Convertible Preferred Stock                        (1,424)            --           --                   --
                                                         ------          -----          -------            -----

Net loss to common shareholders (numerator)       $     (22,184)   $    (3,936)    $    (22,007)    $     (8,959)
                                                         ------          -----          -------            -----
Weighted average shares - basic (denominator)        10,618,000      8,258,000        7,895,000        7,743,000
                                                         ------          -----          -------            -----
        Net loss per common share-basic           $       (2.09)   $     (0.48)    $      (2.79)    $     (1.16)
                                                         ======          =====          =======            =====

Loss per common share-fully diluted:

Net loss                                          $     (19,020)   $    (3,936)    $    (22,007)    $     (8,959)
Less: Dividends on Redeemable
      Convertible Preferred Stock                        (1,740)            --               --               --
      Accretion on Redeemable
      Convertible Preferred Stock                        (1,424)            --               --               --
                                                         ------          -----          -------            -----
Net loss to common shareholders (numerator)       $     (22,184)   $    (3,874)    $    (22,007)    $     (8,959)
                                                         ------          -----          -------            -----
Weighted average shares                              10,618,000      8,258,000        7,895,000        7,743,000
Effect of dilutive options / warrants                        --             --               --               --
                                                         ------          -----          -------            -----
Weighted average shares-fully diluted                10,618,000      8,258,000        7,895,000        7,743,000
(denominator)
                                                         ------          -----          -------            -----
       Net loss per common share-diluted          $       (2.09)   $     (0.48)    $      (2.79)    $     (1.16)
                                                         ======          =====          =======            =====


      Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the years ended December 31, 1998, October 31, 1997 and 1996 and the two month period ended December 31, 1997 and, therefore, were not included in the calculation of fully diluted earnings per share.


Q. Stock Option Plans, Warrants and Rights
------------------------------------------

      The Company's 1990 Incentive Stock Option Plan reserves 484,000 shares of either Class A or Class B Common Stock for purchase upon the exercise of options that may not be granted at less than the fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no further shares available for option under this plan.

      The Company's 1992 Incentive Stock Option Plan reserves 700,000 shares of Class A Common Stock for purchase upon the exercise of options that may not be granted at less than fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no further shares available for option under this plan.

      The Company's Discretionary Deferred Compensation Plan reserves 1,150,000 shares of Class A Common Stock for issuance upon the exercise of options. There are no options available for grant under this plan. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years.

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

      The Company's 1998 Stock Option and Stock Award Plan reserves 3,000,000 shares of Class A Common Stock for purchase upon the exercise of options. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years. This plan allows for the re-issuance of any canceled or expired options. Approximately 590,000 options remain available for grant under this plan.

      A summary of the status of the Company's aforementioned stock option plans as of October 31, 1996 and 1997 and December 31, 1997 and 1998 and changes during the periods ending on those dates is presented below:


                                                         Class A                       Class B
                                             -------------------------------------------------------------
                                                            Weighted -                  Weighted -        Total
                                             Number of        Average       Number of    Average        Number of
                                              Shares       Exercise Price     Shares    Exercise Price    Shares
                                              ------       --------------     ------    --------------    ------
Outstanding at October 31, 1995              1,265,394         $ 7.82         4,946         $ 3.00      1,270,340
Granted                                        307,700          10.79            --                       307,700
Exercised                                    (103,351)           7.06            --                     (103,351)
Canceled                                       (3,850)          11.15                                     (3,850)
                                               ------           -----                                     ------
Outstanding at October 31, 1996              1,465,893         $ 8.85         4,946         $ 3.00      1,470,839
                                             =========         ======         =====         ======      =========
Granted                                        574,650          11.33            --                       574,650
Exercised                                     (78,130)           6.81            --                      (78,130)
Canceled                                      (57,750)           9.73            --                      (57,750)
                                              -------            ----                                    -------
Outstanding at October 31, 1997              1,904,663         $ 9.66         4,946         $ 3.00      1,909,609
                                             =========         ======         =====         ======      =========

Granted                                             --             --            --             --             --
Exercised                                     (50,584)           9.67            --                      (50,584)
Canceled
                                             ---------         ------         -----         ------      ---------
Outstanding at December 31, 1997             1,854,079           9.65         4,946         $ 3.00      1,859,025
                                             =========         ======         =====         ======      =========
Granted                                      2,546,100           2.94            --                     2,546,100
Exercised                                    (125,232)           3.84       (4,946)           3.00      (130,178)
Canceled                                     (404,324)           9.15                                   (404,324)
                                             ---------         ------         -----         ------      ---------
Outstanding at December 31, 1998             3,870,623           5.47            --             --      3,870,623
                                             =========         ======         =====         ======      =========
Exercisable at December 31, 1998             1,942,823         $ 7.62            --           $ --      1,942,823
                                             =========         ======         =====         ======      =========


      The following tables summarizes information about the stock options outstanding at December 31, 1998:


                                           Options Outstanding                       Options Exercisable
                              -----------------------------------------------  --------------------------------
                                             Weighted-Average
                                  Number        Remaining                          Number
                               Outstanding     Contractual   Weighted-Average  Exercisable at  Weighted-Average
                               at December   Life (in years) Exercise Price     December 31,   Exercise Price
  Range of Exercise Prices       31, 1998                                           1998
--------------------------      ---------     -------------- ----------------  --------------  ----------------
       $ 2.00 - $ 4.00          1,958,027          9.51        $    2.21            525,227      $    2.30
       $ 5.13 - $ 8.00            622,620          8.09        $    5.65            247,620      $    6.43
       $ 8.06 - $10.88            866,976          5.51        $    9.67            866,976      $    9.67
       $11.13 - $14.50            423,000          7.34        $   11.69            303,000      $   11.91



      The Company's 1998 Employee Stock Purchase Program authorizes the issuance of up to 1,000,000 shares of Class A Common Stock for purchase by Company employees. Shares are purchased at 85% of the fair market value on standard quarterly purchase dates as defined in the plan. Approximately 993,000 shares were available for issuance and purchase at December 31, 1998.

      At December 31, 1998, the Company has outstanding 3,264,089 warrants and 754,000 options to consultants and five non-management directors at prices ranging from $2.00 to $18.00, expiring from 1999 to 2008. In 1998, 100,000 warrants and 87,000 options expired. Included in the above are 125,000 warrants issued to a consultant for services related to the promotion and selling of the Company's Stock at an exercise price which was less than the fair market value of the Common Stock at the date of grant. The remaining options and warrants were issued at fair market value at the date of grant.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") for its stock options plans for employees. Had compensation cost for these plans been determined under FAS 123, the Company's net loss would have been increased to $20,192,000 and $24,898,000 with a net loss per common share of $2.20 and $3.22 for years ended December 31, 1998 and October 31, 1997, respectively. There were no options granted in the two-month period ended December 31, 1997. For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of between 43-77 percent; weighted average risk free interest rate of between 5.08-6.35 percent; and weighted average expected lives of 1 to 5 years. All options granted to date under the stock option plans for employees have an exercise price equal to the market price of the Company's stock on the grant date.

      In addition, the Company has recorded charges to earnings for years ended December 31, 1998 and October 31, 1997 of $322,000 and $2,750,000 respectively, representing the value of the options and warrants issued to consultants. The Company also incurred a charge of $543,000 in the two-month period ended December 31, 1997 as a result of extending option expriation dates to terminated employees of the GTD. These charges have been computed using the Black-Scholes option-pricing model.


R.  Employee Benefit Plan
-------------------------

      The Company has a 401(k) plan which allows all eligible employees to defer up to 17% of their pre-tax income through contributions to the plan. The plan allows for a 1% base annual salary Company matching contribution for each eligible employee. The Company's contribution was $51,000 for fiscal year 1998, $23,000 for the two-month period ended December 31, 1997 and $34,000, and $26,000 in fiscal years 1997 and 1996, respectively.


S.  Discontinued Operations
---------------------------

      On October 27, 1997 the Company entered into an agreement to sell the GTD to Strategic Technology Systems, Inc. ("Strategic"). The sale between the Company and Strategic was closed on December 31, 1997. Accordingly, the operating results of the Government Technology Division have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations for all periods presented.

      Results of operations of the GTD are as follows:


                                           Two Month Ended      Year Ended        Year Ended
                                          December 31, 1997  October 31, 1997  October 31, 1996
                                          -----------------  ----------------  ----------------
Net revenues                              $        --        $       9,981     $     13,329
Cost and expenses                                 222               14,835           14,238


      The net loss on disposal of $1,173,000 for the year ended October 31, 1997 included a provision for estimated losses of the GTD of $1,068,000 through the date of sale. The actual expenses of the GTD through the date of the sale exceeded the provision for estimated losses by $222,000.

      In accordance with the agreement between the Company and Strategic, and in consideration for the value of the net assets sold, the Company received $3,500,000 in cash, and an unsecured promissory note in a principal amount of $1,975,000. The note has a five year term bearing interest at a rate of 7.5% per annum. Principal payments under the note amortize over a three year period beginning on the second anniversary of the closing which was December 31, 1997. The terms of the note also provide for accelerated payments of principal and interest pending the occurrence of certain events.

      The Company also received a warrant from Strategic exercisable for that number of shares of the voting common stock as equals 5% of issued and outstanding shares of common stock and common stock equivalents immediately following and giving effect to any initial underwritten public offering by Strategic, with respect to which there can be no assurance. In the event that Strategic is sold, merged or liquidated prior to its initial underwritten public offering, the Company will receive 15% of the gross proceeds of such transaction that are in excess of $7 million, and the warrant described above will be canceled.

      The Company has subleased to Strategic approximately 30,000 square feet plus allowed the use of 10,000 square feet of common areas for a period of five years at an annual rental of $240,000 for the first three years and $264,000 per year for the last two years of the sublease.

T.  Comprehensive Income (Loss)
-------------------------------

      The accumulated  balances for each classification of comprehensive  income
(loss) are as follows (dollars in thousands):



                                                                                    Accumulated
                                                                   Unrealized          Other
                                                   Foreign         Gains on        Comprehensive
                                                Currency Items     Securities         Income (loss)
                                                --------------     ----------         -------------
Balance October 31, 1996                           $    (159)      $      49       $       (110)
FY 1997 change                                             9              94                103

Balance October 31, 1997                                (150)            143                 (7)
                                                   ==========      =========        ============
1997 Transition Period change                            (45)            (81)              (126)

Balance December 31, 1997                               (195)             62               (133)
                                                   ==========      =========        ============
FY 1998 change                                           (55)             (8)               (63)

Balance December 31, 1998                          $    (250)      $      54       $       (196)
                                                   ==========      =========        ============



U.  Subsequent Events
---------------------

    Equity Transactions
    -------------------

         Subsequent to year-end, on March 5, 1999, the outstanding Series A Preferred Shares were exchanged for Series B Preferred Shares. See Note N to the Consolidated Financial Statements. As a result, 15,203 shares of Series B Preferred Stock, with a principal amount of $15,203,000 were exchanged for the outstanding shares of Series A Preferred Stock. In addition, 632,000 new
Warrants were issued to the Series B Preferred Stockholders, and 720,000 Warrants were issued to replace certain original Warrants issued in December 1997. The Series B Preferred Stock and Warrants will be recorded at their estimated fair value. The Company is in the process of finalizing such fair values and the amounts, if any, of noncash charges or credits.

         At the November 10, 1998 shareholders' meeting, a proposal was approved to authorize the Company to decrease the conversion price of the $10 million Convertible Subordinated Debenture from $12.50 to $4.00 per share of Class A Common Stock upon conversion of the debenture. On March 5, 1999, the holder converted this $10 million debenture into 2.5 million shares of Class A Common Stock which increased shareholders' equity by approximately $9.6 million including a non-cash charge of approximately $5.5 million.

       The following unaudited pro-forma condensed balance sheet represents the effect of the conversion of the $10 million of convertible debentures and write-off of $393,000 in unamortized debenture issuance costs as if it had occurred as of December 31, 1998, the effective date of the definitive agreement as described above. This unaudited pro-forma condensed balance sheet has been prepared for comparative purposes only (dollars in thousands).


                                                   Actual as of    Pro-forma as
                                                   December 31,    of December
                                                       1998          31, 1998
                                                     (Audited)     (Unaudited)
                                                     ---------     -----------
Total current assets                                    20,448           20,448
                                                    ----------      -----------
Property, plant and equipment, net                       5,026           5,026
Note receivable                                          1,975           1,975
Other assets                                             6,372           5,979
                                                    ----------      ----------
Total Assets                                        $   33,821      $    33,428
                                                    ==========      ===========
Current liabilities                                 $    4,966      $     4,966
                                                    ----------      -----------
    Long-term debt                                      10,000               --
    Other long-term liabilities                          3,569            3,569
                                                    ----------      -----------
Total long-term liabilities                             13,569            3,569
                                                    ----------      -----------
Redeemable Preferred Stock                              12,914           12,914
                                                    ----------      -----------
Shareholders' equity                                     2,372           11,979
                                                    ----------      -----------
Total liabilities, redeemable
   preferred stock and shareholders' equity         $   33,821      $    33,428
                                                    ==========      ===========

    Almedica Technology Group Acquisition
    -------------------------------------

       On March 16, 1999, the Company's Board of Directors agreed to proceed with negotiations for the acquisition of Almedica Technology Group (Almedica), a wholly owned subsidiary of Almedica International, Inc. in a stock transaction. Almedica develops clinical label and materials management software for the pharmaceutical industry essential to the management of clinical trials. The acquisition, which is subject to the negotiation of final terms and related execution of a definitive agreement, is expected to close before the end of May 1999. Unaudited selected financial information for Almedica for the years ended August 31, 1998 and 1997 are as follows (dollars in thousands):



                                           Year Ended         Year Ended
                                        August 31, 1998     August 31, 1997
                                          (unaudited)         (unaudited)
                                          -----------         -----------
 Sales                                     $    1,815        $    1,604
 Net income                                      (560)             (578)
                                                -----             -----
 Total assets                                   1,195             1,397
 Stockholders' equity                             145               456
                                                -----             -----


    Select Software Tools Acquisition
    ---------------------------------

     On March 16, 1999, the Company's Board of Directors approved the commencement of preliminary discussions which could lead to an acquistion of Select Software Tools, plc (NASDAQ: SLCTY) ("Select") in a stock transaction. Also, in connection with these preliminary discussions with Select, the Company agreed to loan Select up to $1.0 million. The acquisition is subject to the negotiation of final terms and execution of a definitive purchase agreement, and the approval of Select stockholders.

     On March 26, 1999, the Company loaned $700,000 to Select under a promissory note. Unaudited selected financial information for Select for the nine months ended September 30, 1998 and the year ended December 31, 1997 are as follows (dollars in thousands):


                                       Nine Months Ended      Year Ended
                                       September 30, 1998  December 31, 1997
                                          (unaudited)         (unaudited)
                                          -----------         -----------
 Sales                                     $   19,439        $   25,012
 Net loss                                     (12,074)           (8,080)
                                              -------            ------
 Total assets                                  17,618            21,891
 Stockholders' equity                            (246)           11,677
                                                 ----            ------


      The Company believes that Select took certain restructuring actions in the second half of 1998 and early 1999 in an effort to significantly reduce its expense base. Select has informed the Company that they have identified certain possible additional cost reductions which are intended to bring Select to break-even by closing or shortly after the date of acquisition by Base Ten. If the Select acquisition occurs, depending on net liabilities of Select, assumed by the Company at the date of acquisition, if any, and on the success of these cost reduction efforts, in bringing Select to net positive cashflow, the Company may need to acquire additional funding in 1999. However, no assurances can be given that the acquisition will occur and, if it does, whether additional required funds would be available to Base Ten when needed.

                                   Signatures


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1999.


                             Base Ten Systems, Inc.



By:    THOMAS E. GARDNER       By:     WILLIAM F. HACKETT      By:    WILLIAM F. HACKETT
---------------------------      --------------------------      --------------------------
       Thomas E. Gardner               William F. Hackett             William F. Hackett
    Chief Executive Officer          Chief Financial Officer        Principal Accounting Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                                     Title                            Date

                                   Directors                      April 15, 1999
Alexander M. Adelson
Thomas E. Gardner
Alan S. Poole
Carl W. Schafer
William Sword



By:  WILLIAM F. HACKETT
---------------------------------------------
     William F. Hackett, as attorney-in-fact


                                  Exhibit Index
       Exhibit Number             Exhibit                                                     Page
       --------------             ------                                                      ----
2.               (a)           Asset Purchase Agreement between Registrant and                 * (A)
                               Strategic  Technology  Systems,  Inc.
                               dated   October  27,   1997,   (incorporated   by
                               reference to Exhibit 2.1 of Registrant's  Current
                               Report  on  Form  8-K  (File  No.  0-7100)  dated
                               November 17, 1997).

                 (b)           Asset Purchase Agreement dated as of February 19,               *
                               1998 by and among  Base Ten   FlowStream,  Inc.,
                               Base  Ten  Systems,  Inc.  and  Consilium,   Inc.
                               (incorporated  by  reference  to Exhibit  2(b) to
                               Registrants' Current Report on Form 8-K (File No.
                               0-7100) dated March 6, 1998).

3.               (a)           Restated Certificate of Incorporation, as amended,              *
                               of Registrant  (incorporated by reference to
                               Exhibit 4(a) to Amendment No. 1 to Registrant's
                               Registration  Statement on Form S-8
                               (File No. 2-84451) filed on July 31, 1990).

                 (b)           Certificate   of   Amendment   of  the   Restated               *
                               Certificate of Incorporation dated  September 1,
                               1992   (incorporated   by  reference  to  Exhibit
                               4(b)(2)  to  Amendment  No.  3  to   Registrant's
                               Registration  Statement  on Form  S-1  (File  No.
                               33-48404) filed on September 3, 1992).

                 (c)           Amended  By-Laws of the Registrant  (incorporated               *
                               by reference to Exhibit 4(d)(2) to  Registrant's
                               Registration  Statement  on Form  S-8  (File  No.
                               33-60454) filed on April 1, 1993).

                 (d)           Certificate of Amendment of Restated  Certificate               *
                               of  Incorporation   filed  December  2,  1997,
                               (incorporated  by  reference  to Exhibit  99.3 of
                               Registrant's Current Report on Form 8-K (File No.
                               0-7100) dated October 27, 1997).

                 (e)           Amended  By-laws of Registrant  dated October 13,               *
                               1997  (incorporated  by  reference  to   Exhibit
                               10(ee) to Registrant's Annual Report on Form 10-K
                               (File  No.  0-7100)  for the  fiscal  year  ended
                               October 31, 1997).

                 (f)           Amendment to Certificate of  Incorporation  filed               *
                               on March 31, 1998 (incorporated by  reference to
                               Exhibit 3(d) to  Registrants'  Current  Report on
                               Form 8-K (File No. 0-7100) dated April 23, 1998).

                 (g)           Amendment to Certificate of  Incorporation  filed               *
                               on April 21, 1998 (incorporated by  reference to
                               Exhibit 3(e) to  Registrants'  Current  Report on
                               Form 8-K (File No. 0-7100) dated April 23, 1998).

                 (h)           Certificate   of  Amendment  of   Certificate  of               *
                               Incorporation  dated  June 30,  1998 filed  with
                               the  Treasurer of the State of new Jersey on July
                               9, 1998  (incorporated  by  reference  to Exhibit
                               3(g) to  Registrants'  Current Report on Form 8-K
                               (File No. 0-7100) dated January 13, 1999).

                 (i)           Certificate   of  Amendment  of   Certificate  of               *
                               Incorporation  dated  September  30, 1998  filed
                               with the  Treasurer of the State of New Jersey on
                               October 13, 1998  (incorporated  by  reference to
                               Exhibit 3(h) to  Registrants'  Current  Report on
                               Form 8-K  (File No.  0-7100)  dated  January  13,
                               1999).

                 (j)           Certificate   of  Amendment  of   Certificate  of               *
                               Incorporation  dated  November  18,  1998  filed
                               with the  Treasurer of the State of new Jersey on
                               November 19, 1998  (incorporated  by reference to
                               Exhibit 3(i) to  Registrants'  Current  Report on
                               Form 8-K  (File No.  0-7100)  dated  January  13,
                               1999).

                 (k)           Certificate   of  Amendment  of   Certificate  of               *
                               Incorporation dated January 11, 1999  filed with
                               the  Treasurer  of the  State  of new  Jersey  on
                               January 11, 1999  (incorporated  by  reference to
                               Exhibit 3(j) to  Registrants'  Current  Report on
                               Form 8-K  (File No.  0-7100)  dated  January  13,
                               1999).

                 (l)           Form of  Certificate  of  Amendment  of  Restated               *
                               Certificate  of  Incorporation  providing    for
                               designation,   preferences   and  rights  of  the
                               Convertible Preferred Shares, Series B (Exhibit A
                               to the  Exchange  Agreement  dated as of December
                               31, 1998)  (incorporated  by reference to Exhibit
                               10(yy) to Registrants' Current Report on Form 8-K
                               (File No. 0-7100) dated January 13, 1999).

                 (m)           Certificate   of  Amendment  of   Certificate  of
                               Incorporation  dated March 3, 1999 filed with the
                               Treasurer  of the  State of New  Jersey  on March
                               4, 1999.

                 (n)           Certificate  of Correction to the  Certificate of
                               Amendment    of    Restated     Certificate    of
                               Incorporation    providing    for    designation,
                               preferences   and   rights  of  the   Convertible
                               Preferred  Shares,   Series  B,  filed  with  the
                               Treasurer of the State of New Jersey on March 18,
                               1999.



4.               (a)           Purchase Agreement filed as of August 8, 1996                   *
                               between  the  Registrant  and Jesse L.  Upchurch
                               (incorporated  by  reference  to Exhibit 4 (a) to
                               Registrant's Current Report on Form 8-K (File No.
                               0-7100) dated August 12, 1996).

10.              (a)           1980 Deferred Compensation  Agreement between                   * (A)
                               the  Registrant  and  certain   executive
                               officers  (incorporated  by  reference to Exhibit
                               10.3 to  Registrant's  Registration  Statement on
                               Form S-1 File No.  2-70259  filed on December 16,
                               1980).

                 (b)           1981  Incentive  Stock Option Plan of Registrant,               * (A)
                               as amended and restated on January  12, 1990
                               (incorporated  by  reference  to Exhibit  4(c) to
                               Amendment  No.  1  to  Registrant's  Registration
                               Statement on Form S-8 (File No. 2-84451) filed on
                               July 31, 1990).

                 (c)           1992   Stock    Option    Plan   of    Registrant               * (A)
                               (incorporated by reference to Exhibit 10(ai) to
                                Amendment No. 3 to Registrant's  Registration
                               Statement on Form S-1 (File No.
                               33-48404) filed on September 3, 1992).

                 (d)           Change in Control  Agreement  dated  October  23,               * (A)
                               1991  between  Registrant  and  Myles  M.
                               Kranzler  (incorporated  by  reference to Exhibit
                               10(e) to Registrant's  Annual Report on Form 10-K
                               (File  No.  0-7100)  for the  fiscal  year  ended
                               October 31, 1991).




                            Exhibit Index (Continued)
       Exhibit Number                                                 Exhibit                  Page
       --------------                                                 -------                  ----
                 (e)           Change in Control Agreement dated October 23,                   * (A)
                               1991 between  Registrant and James A. Eby
                               (incorporated  by reference to Exhibit 10(f)
                               to Registrant's  Annual Report on Form 10-K (File
                               No. 0-7100) for the fiscal year ended October 31,
                               1991).

                 (f)           Change in Control  Agreement  dated  October  23,               * (A)
                               1991  between  Registrant  and  Edward  J.
                               Klinsport  (incorporated  by reference to Exhibit
                               10(f) to Registrant's  Annual Report on Form 10-K
                               (File  No.  0-7100)  for the  fiscal  year  ended
                               October 31, 1991).

                 (g)           Employment  Agreement  dated as of March 26, 1992               * (A)
                               between  the   Registrant  and  Myles  M.
                               Kranzler  (incorporated  by  reference to Exhibit
                               28(b) to Registrant's  Current Report on Form 8-K
                               (File No. 0-7100) filed on April 10, 1992).

                 (h)           Employment  Agreement  dated as of March 26, 1992               * (A)
                               between  the  Registrant  and  James A.  Eby
                               (incorporated  by reference  to Exhibit  28(c) to
                               Registrant's Current Report on Form 8-K (File No.
                               0-7100) filed on April 10, 1992).

                 (i)           Employment  Agreement  dated as of March 26, 1992               * (A)
                               between  the  Registrant  and  Edward  J.
                               Klinsport  (incorporated  by reference to Exhibit
                               28(d) to Registrant's  Current Report on Form 8-K
                               (File No. 0-7100) filed on April 10, 1992).

                 (j)           Employment  Agreement  dated as of March 26, 1992               * (A)
                               between  the   Registrant   and  Alan  J.
                               Eisenberg  (incorporated  by reference to Exhibit
                               28(e) to Registrant's  Current Report on Form 8-K
                               (File No. 0-7100) filed on April 10, 1992).

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

                 (l)           Modification  of Amended  Agreement dated January               * (A)
                               11, 1993 between the Registrant and
                               Alexander M. Adelson.

                 (m)           Amended Modification of Amended Agreement dated                 * (A)
                               January  28,  1994  between  the
                               Registrant and Alexander M. Adelson.

                 (n)           Amended Consulting  Agreement made as of February               * (A)
                               24, 1992 between the  Registrant  and Bruce
                               D. Cowen  (incorporated  by  reference to Exhibit
                               10(as) to the Registrant's Registration Statement
                               on  Amendment  No.  3.  to Form  S-2 on Form  S-1
                               (Registration No. 33-48404) filed on
                               September 3, 1992).

                 (o)           Modification of Amendment Agreement dated January               * (A)
                               11, 1993 between the Registrant and Bruce D.
                               Cowen.

                 (p)           Consulting  Agreement  dated  March 1,  1994                    * (A)
                               between  the Registrant and Bruce D. Cowen.

                 (q)           Option Agreement dated as of November 9, 1992                   *
                               between the Registrant and Donald M. Daniels
                               (incorporated  by  reference  to Exhibit
                               10(as) to the Registrant's  Annual Report on Form
                               10-K (File No.  0-7100) for the fiscal year ended
                               October 31, 1992).

                 (r)           Option Agreement dated as of June 5, 1992 between               *
                               the    Registrant    and   Strategic   Growth
                               International, Inc. (incorporated by reference to
                               Exhibit 10(at) to the Registrant's  Annual Report
                               on Form 10-K  (File No.  0-7100)  for the  fiscal
                               year ended October 31, 1992).

                 (s)           Acquisition  Agreement  dated  October  28,  1994               *
                               between the Registrant and CKR  Partners, L.L.C.
                               (incorporated  by  reference  to Exhibit  2(a) to
                               Registrant's Current Report on Form 8-K (File No.
                               0-7100) dated November 11, 1994).

                 (t)           Lease  dated   October   28,  1994   between  the               *
                               Registrant    and   CKR   Partners,    L.L.C.
                               (incorporated  by reference  to Exhibit  10(b) to
                               Registrant's Current Report on Form 8-K (File No.
                               0-7100) dated November 11, 1994).

                 (u)           Operating  Agreement  between the  Registrant and               *
                               Jesse   L.   Upchurch   dated   May  1,   1997
                               (incorporated  by  reference  to  Exhibit  (u) of
                               Registrant's Current Report on Form 8-K (File No.
                               0-7100) dated May 1, 1997).

                 (v)           License  and  Services   Agreement   between  the               *
                               Registrant and uPACS, L.L.C. dated May 1,  1997,
                               (incorporated  by reference  to Exhibit  10(v) of
                               Registrant's  Current  Report  Form 8-K (File No.
                               0-7100) dated May 1, 1997).

                 (w)           Compensation   Agreement  among  uPACS,   L.L.C.,               * (A)
                               Andrew Garret,  Inc. and Andrew Sycoff  dated
                               May  1,  1997,   (incorporated  by  reference  to
                               Exhibit 10(w) of  Registrant's  Current Report on
                               Form 8-K (file No. 0-7100) dated May 1, 1997).

                 (x)           Securities   Purchase   Agreement   between   the               *
                               Registrant and certain purchasers dated  May 30,
                               1997,  (incorporated by reference to Exhibit 99.1
                               of Registrant's  Current Report on Form 8-K (File
                               No. 0-7100) dated May 30, 1997).

                 (y)           Convertible   Term   Debenture   issued   by  the               *
                               Registrant to certain  purchasers dated May  30,
                               1997,  (incorporated by reference to Exhibit 99.2
                               of Registrant's  Current Report on Form 8-K (File
                               No. 0-7100) dated May 30, 1997).

                 (z)           Stock  Purchase  Warrant issued by the Registrant               *
                               to  certain  purchases  dated  May  30,    1997,
                               (incorporated  by  reference  to Exhibit  99.3 of
                               Registrant's Current Report on Form 8-K (File No.
                               0-7100) dated May 30, 1997).

                 (aa)          Registration   Rights   Agreement   between   the               *
                               Registrant and certain purchasers dated  May 30,
                               1997,  (incorporated by reference to Exhibit 99.4
                               of Registrant's  Current Report on Form 8-K (File
                               No. 0-7100) dated May 30, 1997).

                 (bb)          Securities   Purchase   Agreement   between   the               *
                               Registrant   and  certain   purchasers   dated
                               December 4, 1997,  (incorporated  by reference to
                               Exhibit 99.1 of  Registrant's  Current  Report on
                               Form 8-K (File No.  0-7100) filed dated  December
                               9, 1997).

                 (cc)          Registration   Rights   Agreement   between   the               *
                               Registrant   and  certain   purchasers   dated
                               December 4, 1997,  (incorporated  by reference to
                               Exhibit 99.1 of  registrant's  Current  Report on
                               Form 8-K  (File  No,  0-7100)  dated May 30 filed
                               December 9, 1997).

                 (dd)          Common   Stock   Purchase   Warrant   issued   by               *
                               Registrant   and  certain   purchasers   dated
                               December 4, 1997  (incorporated  by  reference to
                               Exhibit 99.4 of Registrant's  Current Report Form
                               8-K (File No. 07100) dated December 9, 1997).

                 (ee)          Warrant   Agreement   between    Registrant   and               * (A)
                               Strategic Growth  International  dated April
                               15, 1997  (incorporated  by  reference to Exhibit
                               10(ee) to Registrant's Annual Report on Form 10-K
                               (File  No.  0-7100)  for the  fiscal  year  ended
                               October 31, 1997).

                 (ff)          Consultant  Agreement between  Registrant and RTS               * (A)
                               Research  Lab,  Inc.,  dated  June 9,    1997
                               (incorporated  by reference to Exhibit  10(ff) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1997).

                 (gg)          Warrant Agreement between Registrant and                        * (A)
                               Strategic Growth  International,  Inc. dated
                               June 20, 1997  (incorporated  by reference to
                               Exhibit 10(gg) to  Registrant's  Annual
                               Report on Form 10-K (File No. 0-7100) for the
                               fiscal year ended October 31, 1997).

                 (hh)          Option Agreement between  Registrant and David C.               * (A)
                               Batten dated October 13, 1997   (incorporated
                               by  reference to Exhibit  10(hh) to  Registrant's
                               Annual Report on Form 10-K (File No.  0-7100) for
                               the fiscal year ended October 31, 1997).

                 (ii)          Option Agreement  between  Registrant and Alan S.               * (A)
                               Poole dated  October 13, 1997  (incorporated
                               by  reference to Exhibit  10(ii) to  Registrant's
                               Annual Report on Form 10-K (File No.  0-7100) for
                               the fiscal year ended October 31, 1997).

                 (jj)          Employment   Agreement  between   Registrant  and               * (A)
                               Thomas E.  Gardner  dated  October  17, 1997
                               (incorporated  by reference to Exhibit  10(jj) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1997).

                 (kk)          Change of Control  Agreement  between  Registrant               * (A)
                               and Thomas E. Gardner dated October  17, 1997
                               (incorporated  by reference to Exhibit  10(kk) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1997).

                 (ll)          Performance-Based  Stock Option Agreement between               * (A)
                               Registrant  and  Thomas  E.  Gardner   dated
                               October 17, 1997  (incorporated  by  reference to
                               Exhibit 10(ll) to  Registrant's  Annual Report on
                               Form 10-K (File No.  0-7100)  for the fiscal year
                               ended October 31, 1997).

                 (mm)          Service-Based   Stock  Option  Agreement  between               *
                               Registrant  and Thomas E. Gardner dated  October
                               17, 1997  (incorporated  by  reference to Exhibit
                               10(mm) to Registrant's Annual Report on Form 10-K
                               (File  No.  0-7100)  for the  fiscal  year  ended
                               October 31, 1997).

                 (nn)          Separation  and  Consulting   Agreement   between               * (A)
                               Registrant  and  Myles  M.  Kranzler  dated
                               October 20, 1997  (incorporated  by  reference to
                               Exhibit 10(nn) to  Registrant's  Annual Report on
                               Form 10-K (File No.  0-7100)  for the fiscal year
                               ended October 31, 1997).

                 (oo)          Omnibus  Convertible Term Debenture Holder Waiver               *
                               and Consent  Regarding Sale of the
                               Government Technology  Division and Amendment No.
                               1 to  Convertible  term  Debenture
                               between  Registrant  and RGC  International
                               Investors,  LDC and the Tail Wind  Fund,
                               LTD.,  dated  October  20,  1997  (incorporated
                               by  reference  to Exhibit  10(oo) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100) for the fiscal year ended
                               October 31, 1997).

                 (pp)          Employment  Agreement  between  Registrant and C.               * (A)
                               Richard  Bagshaw  dated  November  26,   1997
                               (incorporated  by reference to Exhibit  10(pp) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1997).

                 (qq)          Promissory   Note   from   Strategic   Technology               *
                               Systems, Inc., to Registrant dated  December 31,
                               1997 (incorporated by reference to Exhibit 10(gg)
                               to Registrant's  Annual Report on Form 10-K (File
                               No. 0-7100) for the fiscal year ended October 31,
                               1997).


                 (rr)          Warrant   Agreement   between    Registrant   and               *
                               Strategic  Technology  Systems,   Inc.,  dated
                               December 31, 1997  (incorporated  by reference to
                               Exhibit 10(rr) to  Registrant's  Annual Report on
                               Form 10-K (File No.  0-7100)  for the fiscal year
                               ended October 31, 1997).

                 (ss)          Transition   Agreement  between   Registrant  and               *
                               Strategic  Technology  Systems,   Inc.,    dated
                               December 31, 1997  (incorporated  by reference to
                               Exhibit 10(ss) to  Registrant's  Annual Report on
                               Form 10-K (File No.  0-7100)  for the fiscal year
                               ended October 31, 1997).

                 (tt)          Sublease   between   Registrant   and   Strategic               *
                               Technology  Systems,  Inc.,  dated December  31,
                               1997 (incorporated by reference to Exhibit 10(tt)
                               to Registrant's  Annual Report on Form 10-K (File
                               No. 0-7100) for the fiscal year ended October 31,
                               1997).

                 (uu)          Fifth  Amendment to Lease between  Registrant and               *
                               CKR PARTNERS,  L.L.C.,  dated December  31, 1997
                               (incorporated  by reference to Exhibit  10(uu) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1997).

                 (vv)          Consulting   Agreement  between   Registrant  and               * (A)
                               Edward J. Klinsport  dated December 31, 1997
                               (incorporated  by reference to Exhibit  10(vv) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1997).

                 (ww)          Stock  Purchase  Agreement  dated as of November                *
                               12,  1998 by and  between  Base Ten
                               Systems,  Inc. and Jesse L.  Upchurch
                              (incorporated  by reference to Exhibit 3(d) to
                               Registrants' Current Report on Form 8-K (File No.
                               0-7100) dated November 20, 1998).

                 (xx)          Exchange  Agreement dated as of December 31, 1998               *
                               by and between Base Ten  Systems,   Inc. and the
                               holders of the outstanding  Series A, Convertible
                               Preferred  Stock  (incorporated  by  reference to
                               Exhibit 10(xx) to Registrants'  Current Report on
                               Form 8-K  (File No.  0-7100)  dated  January  13,
                               1999).

                 (yy)          Form of  Certificate  of  Amendment  of  Restated               *
                               Certificate  of  Incorporation  providing    for
                               designation,   preferences   and  rights  of  the
                               Convertible preferred Shares, Series B (Exhibit A
                               to the  Exchange  Agreement  dated as of December
                               31, 1998)  (incorporated  by reference to Exhibit
                               10(yy) to Registrants' Current Report on Form 8-K
                               (File No. 0-7100) dated January 13, 1999).

                 (zz)          Form of Common Stock Purchase Warrant Certificate               *
                               (Exhibit B to the  Exchange  Agreement  dated as
                               of December 31, 1998)  (incorporated by reference
                               to Exhibit 10(zz) to Registrants'  Current Report
                               on Form 8-K (File No.  0-7100)  dated January 13,
                               1999).

                 (aaa)         Form of Common Stock Purchase Warrant Certificate               *
                               Exhibit C to the  Exchange  Agreement  dated as
                               of December 31, 1998)  (incorporated by reference
                               to Exhibit 10(aaa) to Registrants' Current Report
                               on Form 8-K (File No.  0-7100)  dated January 13,
                               1999).

                 (bbb)         Irrevocable  Consent  dated  December 22, 1998 by               *
                               the holder of the  Company's  9.01%  Convertible
                               Subordinated    Debentures    (incorporated    by
                               reference  to  Exhibit  10(bbb)  to  Registrants'
                               Current  Report  on Form 8-K  (File  No.  0-7100)
                               dated January 13, 1999).

                 (ccc)         Offer  Letter  by the  Registrant  to C.  Richard               (A)
                               Bagshaw dated November 26, 1997.

                 (ddd)         Change   in   Control   Agreement   between   the               (A)
                               Registrant  and C. Richard  Bagshaw dated January
                               13, 1998.

                 (eee)         Offer  Letter by the  Registrant  to  William  F.               (A)
                               Hackett dated December 8, 1997.

                 (fff)         Change   in   Control   Agreement   between   the               (A)
                               Registrant  and William F. Hackett  dated May 26,
                               1998.


21.                            Subsidiaries of the Registrant.

23.1                           Consent of Independent Accountants.

23.2                           Independent Auditors' Consent.

24.1                           Power of Attorney.

27.1 Financial Data Schedule for the fiscal year-ended December 31, 1998, submitted to the Securities and Exchange Commission in electronic format.

27.2 Restated Financial Data Schedule for the two month period from November 1, 1997 to December 31, 1997 submitted to the Securities and Exchange Commission in electronic format.



---------------

*     Incorporated by reference.

(A)   A management contract or compensatory plan or arrangement.