Form 10-K/A
period 1998-12-31
BASE TEN SYSTEMS INC
filed 1999-04-30
CIK 10242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-K/A-1
        (Amendment No. 1, amending Part II, Item 8 and Part IV, Item 14)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K X

As of March 26, 1999, 21,204,264 shares of Class A Common Stock and 71,144 shares of Class B Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $15,457,000 and $163,000 respectively.


                                EXPLANATORY NOTE

This Form 10-K/A-1 amends the Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 15, 1999. This form is being filed to correct typographical errors noted in the Company's Form 10-K. The errors impacted certain subtotals in the Company's financial statements by approximately $80 thousand. The line items affected were "Shareholders' Equity before other comprehensive income," "Total Liabilities, Redeemable Securities and Shareholders' Equity," and "Loss from Continuing Operations before other income (expense)". There was no impact on net loss or net loss per share as previously reported.


================================================================================

                                     PART II


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
                                                                          --------------- ------------------- ------------------

Commitments and Contingencies - (Note K)

Redeemable Convertible Preferred Stock
   Series A Preferred Stock, $1.00 par value, 997,801 shares
      authorized; issued and outstanding 14,942 shares at
      December 31, 1998 and 9,375 shares at December 31, 1997;
      aggregate liquidation value of $14,942
      at December 31, 1998..........................................              12,914           14,684                    -
Less: Subscription Receivable.......................................                  -            (8,529)                   -
                                                                          --------------- ------------------ -----------------
                                                                                  12,914            6,155                    -
Shareholders' Equity (Deficiency)
      Class A Common Stock, $1.00  par  value,
      60,000,000 shares authorized;
      issued and outstanding 18,659,748 shares at
      December 31, 1998; 7,828,719 shares at December 31, 1997,
      and 7,768,952 shares at October 31, 1997......................              18,660            7,829               7,769

   Class B Common Stock, $1.00 par value, 2,000,000 shares
      authorized; issued and outstanding 71,410 shares
      at December 31, 1998 and 445,121 shares at
      December 31, 1997 and October 31, 1997........................                  71              445                 445
   Additional paid-in capital.......................................              52,885           32,388              29,458
   Accumulated Deficit..............................................             (68,767)         (46,583)            (42,647)
                                                                          --------------- ------------------ ------------------
                                                                                   2,849           (5,921)             (4,975)

   Accumulated other comprehensive income (loss)....................               (196)             (133)                 (7)
   Treasury Stock, 100,000 Class A Common Shares, at cost...........               (281)                -                   -
                                                                          --------------- ------------------ ------------------
         Total Shareholders' Equity (Deficiency)....................              2,372            (6,054)            (4,982)
                                                                          --------------- ------------------ -------------------
         Total Liabilities, Redeemable Convertible Preferred Stock,
            and Shareholders' Equity (Deficiency)..................            $ 33,821         $  24,413           $ 21,217
                                                                          =============== ================== ===================


               See Notes to the Consolidated Financial Statements
                                       F-3



                                               Base Ten Systems, Inc. and Subsidiaries
                                                Consolidated Statements of Operations
                                            (dollars in thousands, except per share data)

                                                                                     Two
                                                                      Year ended   months ended    Year ended    Year ended
                                                                     December 31,  December 31,    October 31,   October 31,
                                                                        1998         1997             1997        1996
                                                                     ------------ ------------  -------------- -----------


 License and related revenue................................           $   2,727   $       --     $   1,221      $    454
 Services and related revenue...............................               4,823          181         1,291           808
                                                                     ------------ ------------ ------------- -------------
                                                                           7,550          181         2,512         1,262

 Cost of revenues...........................................               9,639        1,457         6,387         4,423
 Research and development...................................               2,002           25           147           404
 Selling and marketing......................................               5,003          569         2,736         2,049
 General and administrative.................................               8,944        1,647         7,743         3,073
                                                                     ------------ ------------ ------------- -------------
                                                                          25,588        3,698        17,013         9,949
                                                                     ------------ ------------ ------------- -------------

 Loss from continuing operations before other income (expense) and
    income tax benefit......................................            (18,038)      (3,517)      (14,501)        (8,687)
                                                                     ------------ ------------ ------------- -------------

 Other income (expense), net................................               (982)        (197)       (1,479)          (410)
                                                                     ------------ ------------ ------------- -------------

 Loss from continuing operations before income tax benefit..             (19,020)      (3,714)      (15,980)        (9,097)
                                                                     ------------ ------------ ------------- -------------

 Income tax benefit.........................................                  --           --            --           684

                                                                     ------------ ------------ ------------- -------------
 Net loss from continuing operations........................            (19,020)      (3,714)      (15,980)        (8,413)
                                                                     ------------ ------------ ------------- -------------

 Discontinued operations:
 Loss from operations of Government Technology Division, net of
    income tax benefit of $363 in 1996......................                  --        (222)       (4,854)          (546)
 Loss on sale...............................................                  --           --       (1,173)            --
                                                                     ------------ ------------ ------------- -------------
 Loss from discontinued operations..........................                  --        (222)       (6,027)          (546)
                                                                     ------------ ------------ ------------- -------------

 Net loss...................................................         $  (19,020)  $   (3,936)   $  (22,007)        (8,959)
                                                                     ============ ============ ============= =============
 Less:   Dividends on Redeemable Convertible
         Preferred Stock....................................             (1,740)           --            --            --
         Accretion on Redeemable Convertible
         Preferred Stock....................................             (1,424)           --            --            --
                                                                     ------------ ------------ ------------- -------------
 Net loss available for common shareholders.................         $  (22,184)  $   (3,936)   $  (22,007)        (8,959)
                                                                     ============ ============ ============= =============

 Basic and diluted loss per share:
 Continuing operations......................................          $   (2.09)  $    (0.45)    $   (2.03)    $    (1.09)
 Discontinued operations....................................                  --       (0.03)        (0.76)         (0.07)
                                                                     ------------ ------------ ------------- -------------
 Net loss per share.........................................          $   (2.09)  $    (0.48)    $   (2.79)    $    (1.16)
                                                                     ============ ============ ============= =============
 Weighted average common shares outstanding -
   basic and diluted........................................         10,618,000    8,258,000     7,895,000      7,743,000
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
===============================   ==========    ==========   ============   ============   ==========


                                                 Accumulated
                                                    Other                                    Total
                                    Accumulated  Comprehensive     Treasury Stock         Shareholders'
                                      Deficit      Income (Loss)    Shares      Amount      Equity
                                      ------------ ------------- ----------- ------------ ------------
Balance
October 31, 1995 ..............   $    (11,681)  $     (142)          --     $       --    $   20,261
Conversions:
    Common B to
    Common A ..................           --           --             --             --          --
Exercise of options ...........           --           --             --               (8)        806
Retirement of
treasury stock ................           --           --             --                8         --
Comprehensive
Income (Loss):
    Net loss ..................         (8,959)        --             --             --        (8,959)
    Foreign currency
    translation ...............           --            (17)          --             --           (17)
    Unrealized gain on
    securities available
    for sale ..................           --             49           --             --            49
Total Comprehensive                                                                         ----------
Income (Loss):.................           --           --             --             --        (8,927)
===============================   ============   ==========    ===========   ============   ==========
Balance
October 31, 1996 ..............        (20,640)        (110)          --             --        12,140
===============================   ============   ==========    ===========   ============   ==========
===============================   ============   ==========    ===========   ============   ==========
Conversions:
    Common B to
    Common A ..................           --           --             --             --           --
Exercise of
options .......................           --           --             --             --           599
Exercise of
warrants ......................           --           --             --             --         1,322
Issuance of
Common Stock:
    Interest payments .........           --           --             --             --           111
Compensation
related to warrants
and options issuance ..........           --           --             --             --         2,750
Comprehensive
Income (Loss):
    Net loss ..................        (22,007)        --             --             --       (22,007)
    Foreign currency
    translation ...............           --              9           --             --             9
    Unrealized gain on
    securities available
    for sale ..................           --             94           --             --            94
Total                                                                                       ----------
Comprehensive Income (Loss):...           --           --             --             --       (21,904)
===============================   ============   ==========    ===========   ============   ==========
Balance
October 31, 1997 ..............        (42,647)          (7)          --             --        (4,982)
===============================   ============   ==========    ===========   ============   ==========
===============================   ============   ==========    ===========   ============   ==========
Exercise of options ...........           --           --             --             --           496
Issuance of
Common Stock:
    Interest payments .........           --           --             --             --           111
Common Stock Warrants,
net of subscription
receivable of $851 ............           --           --             --             --         1,840
Compensation related to
warrants and options issuance..           --           --             --             --           543
Comprehensive
Income (Loss):
    Net loss ..................         (3,936)        --             --             --        (3,936)
    Foreign currency
    translation ...............           --            (45)          --             --           (45)
    Unrealized loss on
    securities available
    for sale ..................           --            (81)          --             --           (81)
Total Comprehensive                                                                         ----------
Income (Loss):.................           --           --             --             --        (4,062)
===============================   ============   ==========    ===========   ============   ==========
Balance at
December 31, 1997 .............   $    (46,583)  $     (133)          --     $       --     $  (6,054)
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
==========================   ==========   ==========   ==========    ==========





                                                          Accumulated
                               Additional                   Other                                  Total
                                 Paid-In    Accumulated  Comprehensive    Treasury Stock        Shareholders'
                                 Capital      Deficit       Income        Shares        Amount     Equity
                              ============ ============ ============== ========== ============ ==============
Balance
at December 31, 1997 .....   $   32,388    $  (46,583)   $     (133)         --     $       --     $   (6,054)
==========================   ==========    ===========   ==========    ==========  =========== ==============
Conversions:
    Common B to
    Common A .............         (189)         --            --            --             --           --
    Preferred A to
    Common A .............        3,016          --            --            --             --          4,934
    Debenture to
    Common A .............        3,680          --            --            --             --          5,171
Exercise of options ......          525          --            --            --             --            680
    Issuance of
    Common Stock:
    Private placement ....       12,127          --            --            --             --         18,793
    Interest payments ....          157          --            --            --             --            188
    Employee stock
    purchase plan ........            8          --            --            --             --             15
Compensation related
to warrants and
options issuance .........          322          --            --            --             --            322
Dividends on
Redeemable Preferred
Stock ....................         --          (1,740)         --            --             --         (1,740)
Accretion on
Redeemable Preferred
Stock ....................         --          (1,424)         --            --             --         (1,424)
Collection of Common
Stock Warrants
Subscription Receivable ..          851          --            --            --             --            851
Treasury stock purchase...         --            --            --        (100,000)          (281)        (281)
Comprehensive
Income (Loss):
    Net loss .............         --         (19,020)         --            --             --        (19,020)
    Foreign currency
    translation ..........         --            --             (55)         --             --            (55)
    Unrealized gain on
    securities available
    for sale .............         --            --              (8)         --             --             (8)
Total Comprehensive                                                                                -----------
Income (Loss):............         --            --            --            --             --        (19,083)
==========================   ==========    ==========    ==========    ==========   ============   ==========
Balance at
December 31, 1998 ........   $   52,885    $  (68,767)   $     (196)     (100,000)  $       (281)  $    2,372
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


C.  Summary of Significant Accounting Policies
----------------------------------------------

1. Principles of Consolidation - The consolidated financial statements include the accounts of Base Ten and its wholly-owned subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated.

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

     In the second quarter of fiscal 1996 the Company conducted its regular quarterly review of the recoverability of its capitalized software costs and determined that neither PRENVAL(TM) nor uPACS(TM) would achieve sufficient revenues in future periods to justify retention of the related capitalized costs. Accordingly the Company wrote off the $2.4 million balance of such capitalized costs to cost of revenues.

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


                                          December 31,     December 31,     October 31,
                                              1998             1997            1997
                                              ----             ----            ----
Billed receivables                      $     2,456      $       537      $       504
Unbilled receivables                            236            1,186            1,444
                                                ---            -----            -----

                                              2,692            1,723            1,948
Less:  Allowance for doubtful accounts          320              140              140
                                                ---              ---              ---

                                        $     2,372      $     1,583      $     1,808
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
                                                            ========       =====       =====        =======

                                      F-13

         The components of the deferred tax assets and liabilities are as follows (dollars in thousands):



                                               Year Ended    Two Months Ended     Year Ended
                                              December 31,     December 31,       October 31,
                                                  1998            1997               1997
Current
   Vacation                                      $ 154             $ 221            $ 136
   Other                                           605                56               16
                                                 ------            -----            ------

Total current assets                               759               277              152
                                                 ------            -----            ------

Noncurrent
   Deferred gain on sale leaseback
                                                 $  91         $      91         $    90
   Compensation                                  1,255             1,100           1,100
   Depreciation and amortization                  (107)               78              86
   Net operating loss carryforward              17,210            10,963           9,560
   Research and development
      carryforward                                 519               519             519
                                               --------         ---------         -------

Total non-current assets                        18,968            12,751          11,355

   Valuation allowance                         (19,727)          (13,028)        (11,507)
                                               --------         ---------         --------
Net deferred tax assets                       $     --         $      --         $   --
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
                                           ==========        ==========           ==========


J.  Segment Information
-----------------------

      The Company is organized and operates as a single segment. The following tabulation details the Company's operations in different geographic areas for the year ended December 31, 1998, the two-month period ended December 31, 1997 and the years ended October 31, 1997 and 1996 (dollars in thousands):


                                               United States         Europe          Eliminations       Consolidated
                                               -------------         ------          ------------       ------------
Year Ended December 31, 1998:
-----------------------------

Revenues from unaffiliated sources            $4,019             $       3,531      $         --        $       7,550
                                              ------             -------------      -------------       -------------

Identifiable assets at December 31, 1998      $39,350            $       1,353      $     (6,882)       $     33,821
                                              -------            -------------      -------------       ------------


Two-Months Ended December 31, 1997:
-----------------------------------

Revenues from unaffiliated sources            $    82            $          99      $         --       $         181
                                              -------            -------------      -------------      -------------

Identifiable assets at December 31, 1997     $ 27,567            $       1,137      $     (4,291)      $      24,413
                                             --------            -------------      -------------      -------------


Year Ended October 31, 1997:
----------------------------

Revenues from unaffiliated sources            $ 2,510            $           2     $          --        $      2,512
                                              -------            -------------     --------------       ------------

Identifiable assets at October 31, 1997       $24,979            $       1,205     $      (4,967)       $     21,217
                                              -------            -------------     --------------       ------------


Year Ended October 31, 1996:
----------------------------

Revenues from unaffiliated sources            $ 1,211            $          51     $          --        $      1,262
                                              -------            -------------     -----------          ------------

Identifiable assets at October 31, 1996       $32,739            $       1,039     $      (3,381)       $     30,397
                                              -------            -------------     -------------        ------------


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

Year Ending December 31,
----------------------------------------------- ------------------
1999                                                     $    569
2000                                                          615
2001                                                          615
2002                                                          615
2003                                                          615
2004 and thereafter                                         3,963
----------------------------------------------- ------------------
                                                            6,992
Less:  Interest portion                                    (3,577)
----------------------------------------------- ------------------
Present value of net minimum payments                   $   3,415
----------------------------------------------- ==================

      At December 31, 1998 and 1997 and October 31, 1997, the gross amount of the building and the related accumulated depreciation recorded under the financing obligation were as follows (dollars in thousands):



                                          December 31,       December 31,        October 31,
                                              1998               1997                1997
                                              ----               ----                ----
 Land and building                         $    3,600        $    3,600           $    3,600
 Less:    Accumulated depreciation               (500)             (380)                (360)
                                                  ---               ---                  ---
                                           $    3,100        $    3,220           $    3,240
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


M.  Other Arrangements
----------------------

       In May 1997 the Company entered into an agreement whereby it became a minority owner of uPACS LLC, a limited liability company (the "LLC"). Under the terms of the agreement the Company made a capital contribution to the LLC of its rights to its uPACS(TM) technology which is a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. In exchange for such capital contribution, the Company received a 9% interest in the LLC. A then outside investor, who is currently a principal shareholder of the Company, made an initial capital contribution of $2 million and later made a further capital contribution of $1 million in return for a 91% interest in the LLC. In connection with the formation of the LLC the Company entered into a services and license agreement whereby the Company agreed to complete the development of the uPACS(TM) technology and undertake to market, sell, and distribute systems using the uPACS(TM) technology. The LLC will pay the Company its expenses in connection with such services and the Company will pay royalties to the LLC in connection with the sale of systems using the uPACS(TM) technology. At such time as the LLC has distributed to the outside investor an aggregate amount equal to $4.5 million of its net cash flow the Company would become a 63% owner of the LLC and the outside investor would own a 37% interest in the LLC.

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

N.    Redeemable Convertible Preferred Stock
--------------------------------------------

    On December 4, 1997, the Company entered into a securities purchase agreement to sell 19,000 of Series A, $1.00 par value, Convertible Preferred Stock ("Series A Preferred Stock") and common stock warrants for gross proceeds of $19,000,000. The closing of the Series A Preferred Stock and warrants occurred in two tranches. On December 9, 1997, the Company issued 9,375 shares of Series A Preferred Stock and 375,000 warrants. An additional 346,000 warrants were issued to consultants valued at approximately $1,011,000. The transaction resulted in net proceeds of $6,984,000, net of offering costs of $1,380,000. The Company allocated the net proceeds of the Series A Preferred Stocks and warrants based upon their relative fair values resulting in $6,155,000 assigned to the Series A Preferred Stock and $829,000 to the warrants. On December 31, 1997, 9,625 shares of Series A Preferred Stock and 385,000 warrants were issued to the holders of the Series A Preferred Stock, net of cash offering costs of approximately $245,000, resulting in net proceeds of $9,380,000. The company allocated the net proceeds of the Series A Preferred Stock and the warrants based upon their relative fair values resulting in $8,529,000 assigned to the Series A Preferred Stock and $851,000 to the warrants. Such proceeds were received on January 2, 1998, and are recorded as subscriptions receivable at December 31, 1997.

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

      A summary of the status of the Company's aforementioned stock option plans as of October 31, 1996 and 1997 and December 31, 1997 and 1998 and changes during the periods ending on those dates is presented below:


                                                         Class A                       Class B
                                             -------------------------------------------------------------
                                                            Weighted -                  Weighted -        Total
                                             Number of        Average       Number of    Average        Number of
                                              Shares       Exercise Price     Shares    Exercise Price    Shares
                                              ------       --------------     ------    --------------    ------
Outstanding at October 31, 1995              1,265,394         $ 7.82         4,946         $ 3.00      1,270,340
Granted                                        307,700          10.79            --             --        307,700
Exercised                                    (103,351)           7.06            --             --      (103,351)
Canceled                                       (3,850)          11.15            --             --        (3,850)
                                               ------           -----         -----         ------        ------
Outstanding at October 31, 1996              1,465,893         $ 8.85         4,946         $ 3.00      1,470,839
                                             =========         ======         =====         ======      =========
Granted                                        574,650          11.33            --             --        574,650
Exercised                                     (78,130)           6.81            --             --       (78,130)
Canceled                                      (57,750)           9.73            --             --       (57,750)
                                              -------            ----         -----         ------       -------
Outstanding at October 31, 1997              1,904,663         $ 9.66         4,946         $ 3.00      1,909,609
                                             =========         ======         =====         ======      =========

Granted                                             --             --            --             --             --
Exercised                                     (50,584)           9.67            --             --       (50,584)
Canceled                                           --              --            --             --             --
                                             ---------         ------         -----         ------      ---------
Outstanding at December 31, 1997             1,854,079           9.65         4,946         $ 3.00      1,859,025
                                             =========         ======         =====         ======      =========
Granted                                      2,546,100           2.94            --             --      2,546,100
Exercised                                    (125,232)           3.84        (4,946)          3.00      (130,178)
Canceled                                     (404,324)           9.15            --             --      (404,324)
                                             ---------         ------         -----         ------      ---------
Outstanding at December 31, 1998             3,870,623           5.47            --             --      3,870,623
                                             =========         ======         =====         ======      =========
Exercisable at December 31, 1998             1,942,823         $ 7.62            --           $ --      1,942,823
                                             =========         ======         =====         ======      =========


      The following tables summarizes information about the stock options outstanding at December 31, 1998:


                                           Options Outstanding                       Options Exercisable
                              -----------------------------------------------  --------------------------------
                                             Weighted-Average
                                  Number        Remaining                          Number
                               Outstanding     Contractual   Weighted-Average  Exercisable at  Weighted-Average
                               at December   Life (in years) Exercise Price     December 31,   Exercise Price
  Range of Exercise Prices       31, 1998                                           1998
--------------------------      ---------     -------------- ----------------  --------------  ----------------
       $ 2.00 - $ 4.00          1,958,027          9.51        $    2.21            525,227      $    2.30
       $ 5.13 - $ 8.00            622,620          8.09        $    5.65            247,620      $    6.43
       $ 8.06 - $10.88            866,976          5.51        $    9.67            866,976      $    9.67
       $11.13 - $14.50            423,000          7.34        $   11.69            303,000      $   11.91



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
                                                    ==========      ===========

    Almedica Technology Group Acquisition
    -------------------------------------

       On March 16, 1999, the Company's Board of Directors agreed to proceed with negotiations for the acquisition of Almedica Technology Group (Almedica), a wholly-owned subsidiary of Almedica International, Inc., in a stock transaction. Almedica develops clinical label and materials management software for the pharmaceutical industry essential to the management of clinical trials. The acquisition, which is subject to the negotiation of final terms and related execution of a definitive agreement, is expected to close before the end of May 1999. Unaudited selected financial information for Almedica for the years ended August 31, 1998 and 1997 are as follows (dollars in thousands):



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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 1999.


                                                BASE TEN SYSTEMS, INC.


                                               THOMAS E. GARDNER
                                           By: ---------------------------
                                               Thomas E. Gardner
                                               Chairman, Chief Executive Officer
                                               and President


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

                 (m)           Certificate   of  Amendment  of   Certificate  of               *
                               Incorporation  dated March 3, 1999 filed with the
                               Treasurer  of the  State of New  Jersey  on March
                               4, 1999.

                 (n)           Certificate  of Correction to the  Certificate of               *
                               Amendment    of    Restated     Certificate    of
                               Incorporation    providing    for    designation,
                               preferences   and   rights  of  the   Convertible
                               Preferred  Shares,   Series  B,  filed  with  the
                               Treasurer of the State of New Jersey on March 18,
                               1999.



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

                 (ccc)         Offer  Letter  by the  Registrant  to C.  Richard               * (A)
                               Bagshaw dated November 26, 1997.

                 (ddd)         Change   in   Control   Agreement   between   the               * (A)
                               Registrant  and C. Richard  Bagshaw dated January
                               13, 1998.

                 (eee)         Offer  Letter by the  Registrant  to  William  F.               * (A)
                               Hackett dated December 8, 1997.

                 (fff)         Change   in   Control   Agreement   between   the               * (A)
                               Registrant  and William F. Hackett  dated May 26,
                               1998.

                 (ggg)         Severance Letter by the Registrant to Stephen A.
                               Cloughley dated April 23, 1999.

                 (hhh)         Consultant Agreement between the Registrant and
                               Stephen A. Cloughley dated April 26, 1999.

21.                            Subsidiaries of the Registrant.                                 **

23.1                           Consent of Independent Accountants.

23.2                           Independent Auditors' Consent.

24.1                           Power of Attorney.                                              **

27.1                           Financial Data Schedule for the fiscal year-                    **
                               ended December 31, 1998, submitted to the
                               Securities and Exchange Commission in electronic
                               format.

27.2 Second Restated Financial Data Schedule for the two month period from November 1, 1997 to December 31, 1997 submitted to the Securities and Exchange Commission in electronic format.



---------------

*     Incorporated by reference.
**    Previously filed with Annual Report on Form 10-K.

(A)   A management contract or compensatory plan or arrangement.