Form 10-Q
period 1999-03-31
BASE TEN SYSTEMS INC
filed 1999-05-17
CIK 10242

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999            Commission File No. 0-7100


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


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



            Title of Class                     Outstanding at April 30, 1999
            --------------                     -----------------------------

Class A Common Stock, $1.00 par value                  21,204,514

Class B Common Stock, $1.00 par value                      71,144

                             Base Ten Systems, Inc.
                                And Subsidiaries
                                      Index

Part I.         Financial Information                                                                     Page
-------         ---------------------                                                                     ----
                Item 1: Financial Statements

                Consolidated Balance Sheets - March 31, 1999 (unaudited)
                and December 31, 1998 (audited).........................................................    1

                Consolidated Statements of Operations -- Three months
                ended March 31, 1999 and 1998 (unaudited)...............................................    2

                Consolidated Statements of Shareholders' Equity - Three
                months ended March 31, 1999 (unaudited).................................................    3

                Consolidated Statements of Cash Flows -- Three months ended
                March 31, 1999 and 1998 (unaudited).....................................................    4

                Notes to Consolidated Financial Statements..............................................    5

                Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................................   12

                Item 3: Quantitative and Qualitative Disclosures About Market Risk .....................   20


Part II.        Other Information
--------        -----------------

                Item 2:      Changes in Securities and Use of Proceeds..................................   21

                Item 6:      Exhibits and Reports on Form 8-K...........................................   22

Item 1.       Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except par value)
                                     Assets
                                                                                         March 31,         December 31,
                                                                                            1999                1998
                                                                                        (unaudited)          (audited)
                                                                                     --------------- -------------------
Current Assets:
   Cash   and cash equivalents.................................................             $13,283             $17,437
   Accounts receivable, net....................................................               2,753               2,372
   Other current assets........................................................               1,311                 639
                                                                                     --------------- -------------------
         Total Current Assets..................................................              17,347              20,448
                                                                                     --------------- -------------------
Property, plant and equipment, net.............................................               4,876               5,026
Note receivable................................................................               1,975               1,975
Other assets...................................................................               5,394               6,372
                                                                                     --------------- -------------------
         Total Assets                                                                       $29,592             $33,821
                                                                                     =============== ===================

 Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity (Deficiency)

Current Liabilities:
   Accounts payable............................................................            $  1,263             $  984
   Accrued expenses............................................................               2,452              3,152
   Deferred revenue............................................................               1,348                756
   Current portion of financing obligation.....................................                  92                 74
                                                                                     --------------- ------------------
         Total Current Liabilities.............................................               5,155              4,966
                                                                                     --------------- ------------------
Long-Term Liabilities:
   Long-term debt..............................................................                   -             10,000
   Financing obligation........................................................               3,307              3,341
   Other long-term liabilities.................................................                 223                228
                                                                                     --------------- ------------------
         Total Long-Term Liabilities...........................................               3,530             13,569
                                                                                     --------------- ------------------
Commitments and Contingencies

Redeemable Convertible Preferred
Stock (994,202 total shares of preferred stock authorized):
   Series A Preferred Stock, $1.00 par value, issued and outstanding 14,942 shares at December 31, 1998; aggregate liquidation value of $14,942
      at December 31, 1998.....................................................                   -             12,914
   Series B Preferred  Stock, $1.00 par value, issued and outstanding 15,203 shares at March 31, 1999; aggregate  liquidation value of $15,203
      at March 31, 1999........................................................              12,354                  -
                                                                                     --------------- ------------------
         Total Redeemable Convertible Preferred Stock..........................              12,354             12,914
                                                                                     --------------- ------------------

Shareholders' Equity (Deficiency):
   Class A Common Stock, $1.00 par value, 60,000,000 shares authorized;
      issued and outstanding 21,204,514 shares at March 31, 1999 and
      18,659,748 at December 31, 1998..........................................              21,205             18,660

   Class B Common Stock, $1.00 par value, 2,000,000 shares authorized;
      issued and outstanding 71,144 shares at March 31, 1999 and 71,410
      shares at December 31, 1998..............................................                  71                 71
   Additional paid-in capital..................................................              64,136             52,885
   Accumulated Deficit.........................................................             (76,325)           (68,767)
                                                                                     --------------- ------------------
                                                                                              9,087              2,849

   Accumulated other comprehensive income (loss)...............................               (253)              (196)
   Treasury Stock, 100,000 Class A Common Shares, at cost......................               (281)              (281)
                                                                                     --------------- ------------------
         Total Shareholders' Equity (Deficiency)...............................               8,553              2,372
                                                                                     --------------- ------------------
         Total Liabilities, Redeemable Convertible Preferred Stock, and
         Shareholders' Equity (Deficiency).....................................          $   29,592           $ 33,821
                                                                                     =============== ==================

               See Notes to the Consolidated Financial Statements


                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                      Three months ended     Three months ended
                                                                        March 31, 1999        March 31, 1998
                                                                     --------------------- ----------------------
 License and related revenue................................                      $   616                $   370
 Services and related revenue...............................                        1,053                    540
                                                                     --------------------- ----------------------
                                                                                    1,669                    910
 Cost of revenues...........................................                        1,495                  2,407
 Research and development...................................                          459                    140
 Selling and marketing......................................                        1,418                  1,165
 General and administrative.................................                        2,196                  1,354
 Non-cash debt conversion charge............................                        3,506                     --
                                                                     --------------------- ----------------------
                                                                                    9,074                  5,066
                                                                     --------------------- ----------------------
 Loss before other income (expense) and income tax benefit..                       (7,405)                (4,156)
                                                                     --------------------- ----------------------
 Other income (expense), net................................                          (54)                  (239)
                                                                     --------------------- ----------------------
 Loss before income tax benefit.............................                       (7,459)                (4,395)
                                                                     --------------------- ----------------------
 Income tax benefit.........................................                           --                     --
                                                                     --------------------- ----------------------
 Net loss ..................................................                      (7,459)                (4,395)
                                                                     --------------------- ----------------------
 Less:   Dividends on Redeemable Convertible Preferred Stock                        (262)                  (475)
         Accretion on Redeemable Convertible Preferred Stock                        (282)                     --
         Credit on Exchange of Redeemable Convertible Preferred
         Stock..............................................                         445                      --
                                                                     --------------------- ----------------------
 Net loss available for common shareholders.................                  $   (7,558)             $  (4,870)
                                                                     ===================== ======================
 Basic and diluted net loss per share.......................                   $   (0.39)             $   (0.58)
                                                                     --------------------- ----------------------
 Weighted average common shares outstanding - basic and
    diluted.................................................                   19,525,000              8,340,000
                                                                     --------------------- ----------------------


               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
          Consolidated Statements of Shareholders' Equity (Deficiency)
                                   (unaudited)
                             (dollars in thousands)




                                   Class A                   Class B           Additional
                                 Common Stock              Common Stock          Paid-In
                             Shares       Amount       Shares       Amount       Capital
========================== ============ ============ ============ ============ ============

Balance at
December 31, 1998 ........   18,659,748   $18,660      71,410           $71         $ 52,885
==========================   ==========   =======      =======          ===         ========
Conversions:
    Common B to
    Common A .............          399        --        (266)           --               --
    Preferred A to
    Common A .............       28,695        29          --            --              (29)
    Debenture to
    Common A .............    2,500,000     2,500          --            --           10,609
Exercise of options ......          250        --          --            --               --
    Issuance of
    Common Stock:
    Private placement ....           --        --          --            --               --
    Interest payments ....           --        --          --            --               --
    Employee stock
    purchase plan ........       15,445        16          --            --               12
Dividends on Redeemable
Preferred Stock ..........           --        --          --            --               --
Accretion on Redeemable
Preferred Stock ..........           --        --          --            --               --
Credit on Exchange of
Redeemable Convertible
Preferred Stock  .........           --        --          --            --              659
Treasury stock
purchase .................           --        --          --            --               --
Comprehensive
Income (Loss):
    Net loss .............           --        --          --            --               --
    Foreign currency
    translation ..........           --        --          --            --               --
    Unrealized gain on
    securities available
    for sale .............           --        --          --            --               --
Total Comprehensive
Income (Loss) ............           --        --          --            --               --
--------------------------   ----------   -------     -------           ---         --------
Balance at
March  31, 1999 ..........   21,204,537   $21,205      71,144           $71         $ 64,136
==========================   ==========   =======     =======           ===         ========


                                         Accumulated
                                             Other       Treasury Stock         Total
                            Accumulated  Comprehensive                       Shareholders'
                              Deficit    Income (Loss)   Shares    Amount       Equity
                             ----------  -------------   ------    ------    -------------
Balance at
December 31, 1998 ........   $(68,767)         $(196)   (100,000)   $(281)      $  2,372
==========================   ========          =====    ========    =====       ========
Conversions:
    Common B to
    Common A .............         --             --          --       --             --
    Preferred A to
    Common A .............         --             --          --       --             --
    Debenture to
    Common A .............         --             --          --       --         15,223
Exercise of options ......         --             --          --       --             --
    Issuance of
    Common Stock:
    Private placement ....         --             --          --       --             --
    Interest payments ....         --             --          --       --             --
    Employee stock
    purchase plan ........         --             --          --       --             28
Dividends on Redeemable
Preferred Stock ..........       (262)            --          --       --           (262)
Accretion on Redeemable
Preferred Stock ..........       (282)            --          --       --           (282)
Credit on Exchange of
Redeemable Convertible
Preferred Stock  .........        445             --          --       --          1,104
Treasury stock
purchase .................         --             --          --       --             --
Comprehensive
Income (Loss):
    Net loss .............     (7,459)            --          --       --         (7,459)
    Foreign currency
    translation ..........         --            (48)         --       --            (48)
    Unrealized gain on
    securities available
    for sale .............         --             (9)         --       --             (9)
Total Comprehensive
Income (Loss) ............         --             --          --       --         (7,516)
--------------------------   --------          -----    --------    -----       --------
Balance at
March  31, 1999 ..........   $(76,325)         $(253)   (100,000)   $(281)      $  8,553
==========================   ========          =====    ========    =====       ========


               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                                                 Three Months          Three Months
                                                                                     Ended                Ended
                                                                                 March 31, 1999       March 31, 1998
============================================================================= ==================== =====================
Cash Flows from Operating Activities:
           Net loss                                                                   $    (7,459)           $   (4,395)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
           Depreciation and amortization                                                      698                   950
           Non-cash debt conversion charge                                                  3,506                     --
Changes in operating assets and liabilities:
           Accounts receivable                                                               (381)                 (867)
           Other current assets                                                              (686)                 (295)
           Accounts payable and accrued expenses                                              171                  (961)
----------------------------------------------------------------------------- -------------------- ---------------------
Net Cash Used in Operations                                                                (4,151)               (5,568)
============================================================================= ==================== =====================
Cash Flows from Investing Activities:
           Additions to property, plant and equipment                                         (29)                 (258)
           Additions to capitalized software costs and other assets                            --                  (542)
           Purchase of assets related to FlowStream product                                    --                (2,068)
----------------------------------------------------------------------------- -------------------- ---------------------
Net Cash Used in Investing Activities                                                         (29)               (2,868)
============================================================================= ==================== =====================
Cash Flows from Financing Activities:
           Repayment of amounts borrowed                                                      (16)                  (31)
           Proceeds from issuance of redeemable preferred stock                                --                 9,625
           Proceeds from issuance of common stock                                              24                   368
----------------------------------------------------------------------------- -------------------- ---------------------
Net Cash Provided from Financing Activities                                                     8                 9,962
============================================================================= ==================== =====================
Effect of Exchange Rate Changes on Cash                                                        18                   (11)
============================================================================= ==================== =====================
----------------------------------------------------------------------------- -------------------- ---------------------
Net (Decrease)/Increase In Cash                                                            (4,154)                1,515
Cash, beginning of period                                                                  17,437                 9,118
----------------------------------------------------------------------------- -------------------- ---------------------
Cash, end of period                                                                   $    13,283           $    10,633
============================================================================= ==================== =====================

Supplemental Disclosures of Cash Flow Information:
           Cash paid during the period for interest                                      $    572            $      579



               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 1999
                                   (Unaudited)

A.         Basis of Presentation and Liquidity

    The Company's financial statements have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. Also, at December 31, 1998 the Company was below the $4 million minimum net tangible assets, as defined, required for its current listing on the NASDAQ National Market System. In March 1999, the Company's shareholders' equity was increased by approximately $9.6 million through the conversion of its $10 million convertible debenture into common stock. As a result of this conversion, the Company's net tangible assets rose above the $4.0 million minimum to $7.4 million at March 31, 1999. Coincident with that debt conversion, the Company's Series A Redeemable Convertible Preferred Stock was exchanged for Series B Redeemable Convertible Preferred Stock. These Preferred Stocks have certain Redemption Events, which if such events occurred, would provide the holder with the right to require the Company to purchase their shares for cash which would adversely affect the Company. (See Note E to the Consolidated Financial Statements.) Accordingly, where these rights exist such redeemable securities are categorized outside of shareholders' equity and, thus, may not qualify as equity for the purposes of the NASDAQ minimum net tangible asset requirement. Also, security holders may have other rights/claims in connection with the March 1999 transactions described above.

    To further increase the Company's net tangible assets and in order to help further ensure the Company's compliance with NASDAQ listing requirements, management is in the process of negotiating with all participants in the March 1999 Preferred Stock exchange to obtain waivers of any redemption or rescission rights. These waivers, if obtained, would eliminate cash redemption rights where the redemption event is beyond the control of the Company. This would qualify all related securities for classification in permanent stockholders' equity and increase the Company's qualifying net tangible assets. If such waivers are obtained, then management believes that the Company's current liquidity would be sufficient to meet its cash needs for its existing business through fiscal 1999. However, there can be no assurance that management's efforts in this regard will be successful.

    If management is not successful in obtaining such waivers, and it continues to incur operating losses it could fall below the minimum net asset requirement needed to qualify for ongoing listing on NASDAQ. Management's plans in this regard include, among other things, (i) attempting to improve operating cash flow through increased license sales and service revenue, and
    (ii) increasing the level of anticipated streamlining of its selling, administration and development functions. However there is no assurance that such plans, if implemented, will be sufficient.

    Also, the Company is considering certain significant acquisitions which depending on net liabilities assumed, if any, and on the success of cost reduction efforts to bring the target's operations to net positive cash flow, may require additional funding. (See Note C to the Consolidated Financial Statements.) However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to Base Ten.

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

B.    Description of Business

      Base Ten Systems, Inc. ("Base Ten" or the "Company") develops, manufactures and markets computer software systems that assist manufacturers in industries regulated by the Food and Drug Administration
      (FDA). Our software systems aid our customers in complying with FDA guidelines and improve our customer's overall productivity and include BASE10(TM)ME and BASE10(TM)FS, which are "management execution systems." BASE10(TM)ME uses Windows NT operating systems and BASE10(TM)FS uses HP-UX and Digital VAX/VMS operating systems. The Company also offers
      BASE10(TM)CS, which is a "clinical supplies management system." This software system assists manufacturers in production during various phases of clinical trials. BASE10(TM)CS uses Windows NT operating systems. The Company's software systems primarily target three FDA regulated industries: (1) human drugs, biologics, and medical devices, (2) chemicals, and (3) food and cosmetics. Base Ten designs its software systems to help customers comply with FDA regulations, including current Good Manufacturing Practice (cGMP), which involves inventory, dispensing, production and packaging.

      The Company also develops and markets other medical devices, including uPACs(TM) and Prenval(TM). uPACS(TM) is an ultrasound picture archiving communications systems that digitizes, records and stores images on CD-ROM as an alternative to film and video storage. In 1997 we formed a limited liability company (LLC) with an individual investor who currently is a principal stockholder of Base Ten. The Company contributed uPACs(TM) technology to the LLC and the investor contributed $3 million to the LLC to fund required further development of the technology. Base Ten has a 9% interest in the LLC and the investor has a 91% interest in the LLC. The PRENVAL(TM) software program analyzes results of blood tests for prenatal detection of certain birth defects. The Company receives revenue from PRENVAL(TM) from a license to Johnson & Johnson, who markets the product in Europe under the name Prenata(TM).

C.    Summary of Significant Accounting Policies

1. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

2. Principles of Consolidation - The consolidated financial statements include the accounts of Base Ten Systems, Inc. and its wholly owned subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated.

3. Risks and Uncertainties - The Company operates in the software industry, which is highly competitive and rapidly changing. The Company has had a history of significant losses from operations and is subject to certain risks, including all of the risks inherent in a technology business, including but not limited to: potential for significant technological changes in the industry or customer requirements, potential for emergence of competitive products with new capabilities or technologies, ability to manage future growth, ability to attract and retain qualified employees, dependence on key personnel, limited senior management resources, success of its research and development, protection of intellectual property rights, and potentially long sales and implementation cycles. The Company is also subject to the risk associated with ongoing satisfaction of NASDAQ requirements for continued listing.

                The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the allowance for doubtful accounts receivable, the total costs to be incurred under software license agreements requiring significant customizations or modifications and the useful lives of capitalized computer software costs. Actual costs and results could differ from these estimates.

4. Net Loss Per Share - The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. The following is a reconciliation of the numerators and denominators used to calculate loss per share in the Consolidated Statements of Operations (in thousands, except share and per share data):

-----------------------------------------------------------------------------------------------
                                                           Three Months        Three Months
                                                               Ended              Ended
                                                           March 31, 1999     March 31, 1998
===============================================================================================
Loss per common share-basic:
Net loss                                                  $         (7,459)    $     (4,395)
Less: Dividends on Series A Preferred Stock                           (262)            (475)
       Accretion on Series A Preferred Stock                          (282)              --
       Credit on exchange of Redeemable
       Convertible Preferred Stock                                     445               --
-----------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)               $         (7,558)    $     (4,870)
===============================================================================================
Weighted average shares - basic (denominator)                   19,525,000        8,340,000
-----------------------------------------------------------------------------------------------
            Net loss per common share-basic               $          (0.39)     $     (0.58)
===============================================================================================

Loss per common share-fully diluted:
Net loss                                                  $         (7,459)    $     (4,395)
Less: Dividends on Series A Preferred Stock                           (262)            (475)
       Accretion on Series A Preferred Stock                          (282)              --
       Credit on exchange of Redeemable
       Convertible Preferred Stock                                     445               --
-----------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)               $         (7,558)    $     (4,870)
===============================================================================================
Weighted average shares                                         19,525,000        8,340,000
Effect of dilutive options / warrants                                   --               --
-----------------------------------------------------------------------------------------------
Weighted average shares-fully diluted (denominator)             19,525,000        8,340,000
-----------------------------------------------------------------------------------------------
           Net loss per common share-diluted              $          (0.39)     $     (0.58)
-----------------------------------------------------------------------------------------------


                Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods ended March 31, 1999 and 1998 and, therefore, were not included in the calculation of fully diluted earnings per share.

5. Investments - The Company accounts for its investments using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("FAS
                115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders' equity.

                Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 1999 and December 31, 1998, all securities covered by FAS 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at March 31, 1999 and December 31, 1998, consisted of common stock with a cost basis of $50,000 and are included in other current assets. Differences between cost and market of $45,000 and $54,000 were included as a component of "accumulated other comprehensive income (loss)" in shareholders' equity, as of March 31, 1999 and December 31, 1998, respectively.

6. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

D.      Acquisitions


        Almedica Technology Group Acquisition

        On March 16, 1999, the Company's Board of Directors agreed to proceed with negotiations for the acquisition of Almedica Technology Group, Inc. ("Almedica"), a wholly owned subsidiary of Almedica International, Inc. in a stock transaction. Almedica develops clinical label and materials management software for the pharmaceutical industry essential to the management of clinical trials. The acquisition, which is subject to the negotiation of final terms and the execution of definitive agreements, is currently expected to close before the end of May 1999.

        Select Software Tools Possible Acquisition

        On March 16, 1999, the Company's Board of Directors approved the commencement of preliminary discussions which could lead to an acquisition of Select Software Tools, plc (NASDAQ: SLCTY) ("Select") in a stock transaction. The acquisition is subject to the negotiation of final terms, due diligence and execution of definitive agreements, and the approval of Select security holders. On March 26, 1999 and April 21, 1999, the Company loaned approximately $700,000 and $450,000, respectively, to Select under a promissory note.

        Select advised the Company that it took certain restructuring actions in the second half of 1998 and early 1999 in an effort to significantly reduce its expense base. Select has informed the Company that they have identified certain possible additional cost reductions which are intended to bring Select to net positive cash flow shortly after the closing of any potential transaction with the Company. If the Select acquisition occurs, depending on net liabilities of Select assumed by the Company at the date of acquisition, if any, and on the success of these cost reduction efforts, in bringing Select to net positive cashflow, the Company may require additional funding in 1999. However, no assurance can be given that the acquisition will occur and, if it does, whether additional required funds would be available to the Company if needed.

E.      Redeemable Convertible Preferred Stock and Convertible Debt


        On December 4, 1997, the Company entered into a securities purchase agreement to sell 19,000 of Series A, $1.00 par value, Convertible Preferred Stock ("Series A Preferred Stock") and common stock warrants for gross proceeds of $19,000,000. The closing of the Series A Preferred Stock and warrants occurred in two tranches. On December 9, 1997, the Company issued 9,375 shares of Series A Preferred Stock and 375,000 warrants. An additional 346,000 warrants were issued to consultants valued at approximately $1,011,000. The transaction resulted in net proceeds of $6,984,000, net of offering costs of $1,380,000. The Company allocated the net proceeds of the first tranche of Series A Preferred Stock and the warrants based upon their relative fair values resulting in $6,155,000 assigned to the Series A Preferred Stock and $829,000 to the warrants. On December 31, 1997, 9,625 shares of Series A Preferred Stock and 385,000 warrants were issued to the holders of the Series A Preferred Stock, net of cash offering costs of approximately $245,000, resulting in net proceeds of $9,380,000. The Company allocated the net proceeds of the second tranche of Series A Preferred Stock and the warrants based upon their relative fair values resulting in $8,529,000 assigned to the Series A Preferred Stock and $851,000 to the warrants. Such proceeds were received on January 2, 1998, and were recorded as subscriptions receivable at December 31, 1997.


        During 1998, 5,798 shares of Series A Preferred Stock were converted into 1,917,806 shares of Class A Common Stock and 1,740 shares of Series A Preferred Stock were issued as dividends resulting in 14,942 shares of Series A Preferred Stock outstanding at December 31, 1998.


        On March 5, 1999, the outstanding Series A Preferred Stock and warrants were exchanged for Series B Preferred Stock. As a result, approximately 15,203 shares of Series B Preferred Stock, with a principal amount of approximately $15,203,000 were exchanged for the outstanding shares of Series A Preferred Stock. In addition, 632,000 new Warrants were issued to Series B Preferred Stockholders, and 720,000 Warrants were issued to replace certain original Warrants issued in December 1997. The Series B Preferred Stock and Warrants have been recorded at their estimated fair value of $13,013,000. The difference between this estimated fair value and the carrying value of the Series A Preferred Stock has been recorded as a credit to net loss available to common shareholders.


        Also on March 5, 1999, the Company's $10 million Convertible Subordinated Debenture was converted at the reduced conversion price of $4.00 per share. The shareholders had previously approved a proposal to authorize the Company to decrease this conversion price from $12.50 to $4.00 per share of Class A Common Stock. The market value of the additional conversion shares issued as a result of the reduced conversion price was approximately $3,506,000.

        The terms of the Series B Preferred Stock are similar to the Series A Preferred Stock, except that: (a) the Series B Preferred Stock have a conversion price of that number of shares determined by dividing the Mandatory Redemption Price, as defined in the terms of the Series B Preferred Stock, by $4.00, whereas the conversion price of the Series A Preferred Stock was equal to the Mandatory Redemption Price divided by the lesser of (i) $16.25 or (ii) the Weighted Volume Average Price (as defined) of the Class A Common Stock prior to the conversion date limited to 3,040,000 shares; (b) the Series B Preferred Stock does not provide the holder with the option to receive a subordinated 8% promissory note because of the elimination of the 3,040,000 share limitation; and (c) the Series B Preferred Stock does not provide for a dividend payment based on the market price of the Class A Common Stock. As a result of the exchange of Series A Preferred Stock for Series B Preferred Stock, preferred stock dividends are no longer required to be paid by the Company.


        The Series B Preferred Stock is convertible at any time or from time to time into Class A Common Stock at a conversion price of $4.00.


        The Series B Preferred Stock matures on December 15, 2000. On the maturity date, the Company must redeem the outstanding preferred stock at its Mandatory Redemption Price, which is the sum of purchase price, accrued but unpaid dividends and other contingent payments as provided pursuant to the terms of the preferred stock. The portion of the Mandatory Redemption Price constituting such other contingent payments is payable in cash whereas the purchase price and accrued but unpaid dividends are payable in cash or common stock at the option of the Company. Accordingly, the Company is accreting the carrying value of the preferred stock to the purchase price and recognizing the accretion charges to retained earnings (accumulated deficit) over the three year period from issuance to maturity. The accretion in the first quarter of 1999 aggregated approximately $282,000. If the Company elects to settle the redemption in Class A Common Stock the Mandatory Redemption Price is
        1.25 times the purchase price and would result in an additional charge in the period of redemption.


        Holders of the Series B Preferred Stock have the right to require the Company to purchase their shares for cash upon the occurrence of a Redemption Event. Redemption Events include: a) suspension of trading or delisting from specified stock exchanges of the Class A Common Stock into which the Series B Preferred Stock is convertible; b) failure by the Company to cause the holders to be able to utilize the registration statement filed for the resale of the shares of the Class A Common Stock shares into which the Series B Preferred Stock is convertible; c) failure to issue Common Stock upon exercise of conversion rights by a preferred shareholder, or d) failure to pay any amounts due to preferred shareholders. The cash purchase price upon occurrence of a Redemption Event is the greater of a) 1.25 times the Mandatory Redemption Price, or
        b) the Mandatory Redemption Price divided by the product of the effective conversion price and the market value of the common shares. Any remaining accretion to the actual cash purchase price would be recorded upon a Redemption Event.


        The Series B Preferred Stock is mandatorily redeemable upon the occurrence of a Redemption Event at the election of the holder and, accordingly, is classified as Redeemable Convertible Preferred Stock, rather than as a component of Shareholders' Equity (Deficit).


        The Series B Preferred Stock has a liquidation preference as to their principal amount and any accrued and unpaid dividends. The Company has reserved 7,068,465 shares of Class A Common Stock for conversion of Series B Preferred Stock and exercise of certain common stock warrants held by the preferred shareholders.


        The holders of the Series B Preferred Stock have the same voting rights as the holders of Class A Common Stock, calculated as if all outstanding shares of Series B Preferred Stock had been converted into shares of Class A Common Stock on the record date for determination of shareholders entitled to vote on the matter presented, subject to limitations applicable to certain holders.


        For each $1 million of the Series A Preferred Stock held by the holders of Series B Preferred Stock on September 1, 1998 and thereafter converted at a conversion price of $4.00 or more, the holders of Series B Preferred Stock received four-year warrants to purchase 80,000 shares of Class A Common Stock exercisable at $3.00 per share. The issuance of one-half of the warrants was effected by modifying certain provisions of existing warrants held by the Series B Preferred Stockholders. The Company may force the exercise of the warrants if, among other things, the Class A Common Stock trades at $4.00 or more for 20 consecutive trading days and the aggregate of cash (and cash equivalents) as shown on the Company's most recent balance sheet is $5,000,000 or more. If there is a forced exercise, the exercise price of certain other existing warrants held by the Series B Preferred Stockholders would be modified to the lesser of (i) market value and (ii) the exercise price then in effect. See Note H to the Consolidated Financial Statements.

F.      Segment Information

        The Company is organized and operates as a single segment. The following tabulation details the Company's operations in different geographic areas for the three months ended March 31, 1999 and 1998 (dollars in thousands):


------------------------------------------ ------------------- ---------------------- --------------------- ----------------------
                                             United States            Europe              Eliminations          Consolidated
------------------------------------------ ------------------- ---------------------- --------------------- ----------------------
Three Months Ended March 31, 1999:
Revenues from unaffiliated sources          $1,075               $           594        $           --         $         1,669
------------------------------------------ ------------------- ---------------------- --------------------- ----------------------
Identifiable assets at March 31, 1999       $35,517              $            998       $       (6,923)        $        29,592
------------------------------------------ ------------------- ---------------------- --------------------- ----------------------
------------------------------------------ ------------------- ---------------------- --------------------- ----------------------
Three Months Ended March 31, 1998:
------------------------------------------ ------------------- ---------------------- --------------------- ----------------------
------------------------------------------ ------------------- ---------------------- --------------------- ----------------------
Revenues from unaffiliated sources          $529                 $            381       $           --        $            910
------------------------------------------ ------------------- ---------------------- --------------------- ----------------------
------------------------------------------ ------------------- ---------------------- --------------------- ----------------------
Identifiable assets at March 31, 1998      $         33,736      $          1,479       $       (4,775)       $         30,440
------------------------------------------ ------------------- ---------------------- --------------------- ----------------------


G.      Discontinued Operations


        On October 27, 1997 the Company entered into an agreement to sell its Government Technology Division ("GTD") to Strategic Technology Systems, Inc. ("Strategic"). The net assets of the GTD were sold to Strategic at the close of business on December 31, 1997.


        The agreement between the Company and Strategic, in general, required that the selling price of the net assets, on the closing date of December 31, 1997, be equal to the lower of the aggregate net asset value as of October 31, 1997 or December 31, 1997. The net asset value at October 31, 1997 and December 31, 1997 was $5,338,000 and $5,075,000,
        respectively. As a result, the final net asset value was recorded at $5,075,000 between the Company and Strategic.


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


        The Company also received a warrant from Strategic exercisable for that number of shares of the voting common stock of Strategic which equals 5% of the issued and outstanding shares of common stock and common stock equivalents immediately following and giving effect to any initial underwritten public offering by Strategic. Upon the sale of Strategic prior to any such initial underwritten public offering, the Company would receive 15% of the gross proceeds of such transaction that are in excess of $7 million, and the warrant described above would be cancelled.


        The Company subleased to Strategic approximately 30,000 square feet of space plus allowed the use of 10,000 square feet of common areas for a period of five years at an annual rental of $240,000 for the first three years and $264,000 for each of the last two years of the sublease.


        See Note H to the Consolidated Financial Statements.

H.      Subsequent Events


        On March 17, 1999, Drew Sycoff, a principal of Andrew Garrett, Inc., suggested to Thomas E. Gardner, the Chief Executive Officer of the Company, on behalf of Mr. Sycoff's clients, including Jesse L. Upchurch, the beneficial owner of more than 40% of the combined voting power of the Company, that Mr. Gardner should consider resigning and that if he were to resign, that Mr. Sycoff would be able to negotiate a transition. In a subsequent conversation on the same day, Mr. Gardner offered Mr. Sycoff an opportunity to present his viewpoints to the board of directors of the Company and offered to call a special meeting of the Board if Mr. Sycoff wanted an early meeting. Mr. Sycoff indicated that the matter was not urgent and such presentation, if one were to be made, could wait at least until after the annual meeting of shareholders which was then anticipated to be held in May 1999. On April 1, 1999, at a meeting of the Board, the Board gave to Mr. Gardner its unqualified continuing support. However, on April 2, 1999, Mr. Sycoff, on behalf of his clients, demanded Mr. Gardner's resignation, and the resignations of the entire Board of Directors. Mr. Sycoff also indicated that unless the Board resigned before the annual meeting of shareholders, he would, on behalf of the shareholders whom he represented, commence a proxy contest with respect to the annual election of directors.

        On April 15, 1999 Mr. Sycoff rescinded his request for the resignations of Mr. Gardner and the Board of Directors. The Board then nominated Mr. Sycoff's group's two nominees to the Company's Board of Directors. There have been no other related developments at the time of the filing of this quarterly report on Form 10-Q.

        On April 21, 1999, the Company loaned an additional $450,000 to Select under the aforementioned promissory note.


        On April 30, 1999, Strategic was sold to Smiths Industries ("Smiths"), a defense industry competitor. The Company, as per the terms of the agreement noted above, received an initial cash payment on May 3, 1999 of $1.0 million, and is anticipating an additional final payment of approximately $0.1 million during May 1999. The unsecured promissory note issued by Strategic to the Company for $1,975,000 has been assumed by, and the sublease has been guaranteed by, Smiths as of the sale date. The Company's warrant to purchase shares of Strategic, described above, was cancelled as of the sale date.


        On May 14, 1999, NASDAQ notified the Company that it proposed to delist the Class A Common Stock because its computation indicated that the Company is not in compliance with its minimum net tangible asset requirement. Since the Company disagrees with NASDAQ's computation and determination and believes that it is in compliance with NASDAQ's listing requirements, the Company is appealing the determination. The appeal stays the delisting action pending a final decision by NASDAQ.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, as amended.


Three  Months  ended March 31, 1999  compared  with Three Months ended March 31,
1998


Continuing Operations


Revenues


      Company revenues increased 83% to $1.7 million in the period ended March 31, 1999 as compared to $0.9 million in the period ended March 31, 1998.
Revenues for the 1999 period were derived 37% from software licenses and enhancements, and 63% from services, installations and maintenance, compared to revenues for the 1998 period which were derived 41% from software licenses and enhancements and 59% from services, installations and maintenance.


Cost of Sales


      Cost of sales, which includes amortization of software development costs for PHARMASYST(TM) and BASE10(TM)ME, decreased from $2.4 million in the period ended March 31, 1998 to $1.5 million in the 1999 period. The decrease is primarily due to lower amortization of software development costs of $0.5 million as well as reduced labor and related expenses.


Research and Development Costs


      Research and development costs increased to $0.5 million in the 1999 period as compared to $0.1 million in the 1998 period. The increase is related to additional salaries and related expenses in the 1999 period being dedicated to developing future versions of the Company's products.


Sales and Marketing Expenses


      Company sales and marketing expenses increased in the 1999 period to $1.4 million from $1.2 million in the quarter ended March 31, 1998. This rise was mainly due to increases in salaries and related expenses resulting from the hiring of additional personnel and increased sales commissions which resulted from increased revenues.


General and Administrative Expenses


      Company general and administrative expenses increased in the 1999 period to $2.2 million from $1.4 million in the comparable 1998 period. The increase in the 1999 period is primarily due to increased realized expenses of $0.2 million related to the uPACS(TM) operation, which, as of mid-January 1999, is being funded by the Company, as well as an increase in general reserves related to professional fees.

Debt Conversion Costs


      Debt conversion costs in the 1999 period relate to a non-cash accounting charge of $3.5 million related to the conversion of the $10 million debenture in March 1999. The debenture was issued in August 1996 to Jesse L. Upchurch, who is currently a principal shareholder of the Company. The conversion, as a result of the modification of the conversion price from $12.50 to $4.00, resulted in an issuance of 2,500,000 shares of Class A Common Stock, as compared to 800,000 shares which would have potentially been converted at the $12.50 price. This non-cash charge is arrived at by assigning a fair value to the additional 1,700,000 shares issued by the Company as a result of the modification in conversion price. In addition, there was a charge of $0.1 million related to the March 1999 re-pricing of warrants issued to the agent of the debenture holder. This non-cash expense has no effect on cash flows or the Company's net tangible asset balance.

Other Expense


      Other expense decreased from $0.2 million in the 1998 period to $0.1 million in the 1999 period. Other expense in 1999 is primarily comprised of interest expense of $0.3 million, offset by $0.2 million of interest and other income. In the 1998 period, other expense was comprised of interest expense of $0.5 million, offset by $0.3 million of interest and other income. Interest expense decreased in the 1999 period as a result of the conversion of the Company's long-term debt, which was negotiated and approved by the shareholders in 1998 and was completed in March 1999.


Continuing Losses


      The Company incurred a net loss of $7.5 million in the quarter ended March 31, 1999, compared to a $4.4 million net loss for the quarter ended March 31, 1998. The increased loss in the 1999 period was primarily due to the non-cash accounting charge of $3.5 million related to the conversion of the $10 million debenture, partially offset by increased revenues of $0.8 million, combined with a decrease in amortization of software development costs of $0.5 million. The Company expects additional losses during the remainder of 1999. The Company's ability to achieve profitable operations is dependent upon, among other things, ongoing successful development of its BASE10(TM)ME, BASE10(TM)CS, and BASE10(TM)FS, timely delivery and successful installation and acceptance of its systems by its customers, and successful competition in the markets in which the Company participates.*


Readiness for the Year 2000


      Generally, in today's business environment, some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. The Company, in anticipating the year 2000, has kept the potential for this problem (the "Y2K Problem") in mind when purchasing new computers, software and equipment during the past year. The Company has also considered the Y2K Problem when developing new products for sale to customers.


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


      The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be replaced or upgraded to minimize the possibility of a material disruption to its business. The Company presently believes that computer systems which are not currently Y2K-compliant will be replaced or upgraded in the normal replacement cycle prior to the year 2000.


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

      Software Sold to Customers. The Company believes that it has substantially identified and resolved all potential Y2K Problems with its MES software, as well as with version 3.4 and later versions of BASE10(TM)FS. However, management also believes that it is not possible to determine with complete certainty that all Y2K Problems affecting the Company's software products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

      Certain customers have earlier versions of the Company's MES software, PHARM2(TM) (prior to version 2.3) and PHARMASYST(TM) which have not been tested by the Company for Y2K compliance. All of the customers that have purchased these earlier versions have had substantial customization done, which dictates that Y2K testing and modifications must be done on a case by case basis. These customers have been notified of the Company's willingness and ability to provide Y2K test specifications and/or manpower for a fee to the extent they require assistance. It is a small number of customers that still operate with these earlier versions, and the Company believes that Y2K issues, if any, related to these earlier versions of the Company's software product will not require any material financial or human resources.


      Also, some customers have earlier versions of BASE10(TM)FS (prior to version 3.4) which have not been tested for Y2K compliance. However, the Company has a standard upgrade path in place for bringing all of these earlier versions into Y2K compliance if the customer wishes to do so.


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


      Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Y2K Problems that could have a material adverse effect on its business operations prior to the year 2000. However, management believes that it is not possible to determine with complete certainty that all Y2K Problems affecting the Company will be identified or corrected. It is not possible to accurately predict how many Y2K Problem-related failures will occur or the severity, duration, or financial consequences of any such failures. As a result, management expects that the Company, under a worst-case scenario, could suffer the following consequences: (a) a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and (b) a small number of serious system failures related to older versions of the Company's PHARMASYST(TM) and PHARM2(TM) products that may require significant efforts by the Company and/or its customers to prevent or alleviate material business disruptions.


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

      Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Y2K compliance are forward-looking statements. The Company's ability to achieve Y2K compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the resources needed to bring older versions of the Company's PHARMASYST(TM) and PHARM2(TM) software into Y2K compliance, the third party supplier's ability to modify its proprietary software, and unanticipated problems identified in the ongoing compliance review.

Liquidity and Capital Resources


      The Company's working capital decreased from $15.5 million to $12.2 million during the quarter ended March 31, 1999. The Company had $13.3 million of cash at March 31, 1999 whereas the Company had $17.4 million of cash at December 31, 1998. The decrease in cash during the three months ended March 31, 1999 resulted primarily from the use of cash in operations of $4.2 million.


      In 1999 cash used in operations has been affected primarily by the net loss of $7.5 million (largely offset by the $3.5 million non-cash accounting charge related to the $10 million debenture conversion), an increase of $0.4 million in accounts receivable, the $0.7 million loan to Select, and a reduction of $0.4 million in accounts payable and accrued expenses. These uses of cash have been partially offset by amortization and depreciation of $0.7 million, included in the aforementioned net loss amount, and by an increase in deferred revenue of $0.6 million.


      The Company's financial statements have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. Also, at December 31, 1998 the Company was below the $4 million minimum net tangible assets required for its current listing on the NASDAQ National Market System. In March 1999, the Company's shareholders' equity was increased by approximately $9.6 million through the conversion of its $10 million convertible debenture into Class A Common Stock. Coincident with that debt conversion, the Company's Series A Preferred Stock was exchanged for Series B Preferred Stock. These Preferred Stocks have certain Redemption Events, which if such events occurred, would provide the holder with the right to require the Company to purchase their shares for cash which would adversely affect the Company. (See Note D to the Consolidated Financial Statements.) Accordingly, where these rights exist such redeemable securities are categorized outside of shareholders' equity and, thus, may not qualify as equity for the purposes of the NASDAQ minimum net tangible asset requirement. Also, securityholders may have other rights/claims in connection with the March 1999 transactions described above.


      To further increase the Company's net tangible assets and in order to help further ensure the Company's compliance with NASDAQ listing requirements, management is in the process of negotiating with all participants in the March 1999 Preferred Stock exchange to obtain waivers of any redemption or rescission rights. These waivers, if obtained, would eliminate cash redemption rights where the redemption event is beyond the control of the Company. This would qualify all related securities for classification in permanent stockholders' equity and increase the Company's qualifying net tangible assets. If such waivers are obtained, then management believes that the Company's current liquidity would be sufficient to meet its cash needs for its existing business through fiscal 1999. However, there can be no assurance that management's efforts in this regard will be successful.


      If management is not successful in obtaining such waivers, and it continues to incur operating losses it could fall below the minimum net asset requirement needed to qualify for ongoing listing on NASDAQ. Management's plans in this regard include, among other things, (i) attempting to improve operating cash flow through increased license sales and service revenue, and (ii) increasing the level of anticipated streamlining of its selling, administration and development functions. However there is no assurance that such plans, if implemented, will be sufficient.


      Also, the Company is considering certain significant acquisitions which depending on net liabilities assumed, if any, and on the success of cost reduction efforts to bring the target's operations to net positive cash flow, may require additional funding. (See Note C to the Consolidated Financial Statements.) However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to Base Ten.

      If current cash and working capital, reduced by cash used in operations in 1999, are not sufficient to satisfy the Company's liquidity and minimum net tangible asset requirements, the Company will seek to obtain additional equity financing. Additional funding may not be available when needed or on terms acceptable to the Company. If the Company were required to raise additional financing for the matters described above and/or to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures, there is no assurance that adequate funds will be available or that they will be available on terms acceptable to the Company. Such a limitation could have a material adverse effect on the Company's business; financial condition or operations and the financial statements do not include any adjustment that could result therefrom.

      On March 5, 1999, the holder of the $10 million, 9.01% convertible debenture converted this debenture into 2,500,000 shares of Class A Common Stock which increased shareholders' equity by approximately $9.6 million including a first quarter 1999 non-cash charge of approximately $3.5 million.

      On November 10, 1998, the shareholders approved the sale and issuance of Series B Preferred Stock in exchange for Series A Preferred Stock (subject to the execution of definitive agreements) and the issuance of Class A Common Stock Purchase Warrants to the Series B Convertible Preferred Stockholders. On March 5, 1999, the outstanding shares of Series A Preferred Stock were exchanged for Series B Preferred Stock. This exchange resulted in a non-cash credit to net loss available to common shareholders of $445,000 in the quarter ended March 31, 1999. For further discussion of the Series A and B Preferred Stock see Note E to the Consolidated Financial Statements.


      For each $1 million of the Series A Preferred Stock held by the holders of Series B Preferred Stock on September 1, 1998 and thereafter converted at a conversion price of $4.00 or more, the holders of Series B Preferred Stock received four-year warrants to purchase 80,000 shares of Class A Common Stock exercisable at $3.00 per share. The issuance of one-half of the warrants was effected by modifying certain provisions of existing warrants held by the Series B Preferred Stockholders. The Company may force the exercise of the warrants if, among other things, the Class A Common Stock trades at $4.00 or more for 20 consecutive trading days and the aggregate of cash (and cash equivalents) as shown on the Company's most recent balance sheet is $5,000,000 or more. If there is a forced exercise, the exercise price of certain other existing warrants held by the Series B Preferred Stockholders would be modified to the lesser of (i) market value and (ii) the exercise price then in effect.


      As discussed in the 1998 Annual Report on Form 10-K, the Company is a 9% shareholder in uPACS LLC, a limited liability company which has developed a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. During the fourth quarter of 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology. At December 31, 1998, the LLC had substantially exhausted its capital resources and, as of the filing date of this quarterly report on Form 10-Q, a buyer had not yet been located. The Company has funded the LLC's operation during the search for a buyer.


      On March 16, 1999, the Company's Board of Directors agreed to proceed with negotiations with the acquisition of Almedica Technology Group ("Almedica"), a wholly owned subsidiary of Almedica International, Inc. in a stock transaction. Almedica develops clinical label and materials management software for the pharmaceutical industry essential to the management of clinical trials. The acquisition, which is subject to the negotiation of final terms and related execution of a definitive agreement, is expected to close before the end of May 1999. The Company currently anticipates cash outlays related to this acquisition of Almedica to be approximately $0.5-$1.0 million for fiscal 1999. *


      On March 16, 1999, the Company's Board of Directors approved the commencement of preliminary discussions which could lead to an acquisition of Select Software Tools, plc (NASDAQ: SLCTY) ("Select") in a stock transaction. Also, in connection with these preliminary discussions with Select, the Company agreed to loan Select up to $1.0 million. The acquisition is subject to the negotiation of final terms and execution of a definitive purchase agreement, and the approval of Select stockholders. On March 26, 1999, the Company loaned $0.7 million to Select under a promissory note and on April 21, 1999, loaned $0.4 million under a second promissory note. If the Select acquisition occurs, the Company currently expects cash outlays related to the acquisition of Select to be approximately $5 million for fiscal 1999, including the $1.1 million loans. *


      The Company believes that Select took certain restructuring actions in the second half of 1998 and early 1999 in an effort to significantly reduce its expense base. The Company and Select have initially identified additional cost reductions which are intended to bring Select to break-even by closing or shortly after the date of acquisition by Base Ten. If the Select acquisition occurs, depending on net liabilities of Select assumed by the Company at the date of acquisition, if any, and on the success of these cost reduction efforts, in bringing Select to net positive cashflow, the Company may need to acquire additional funding in 1999. *

      The Company is currently evaluating its selling, administrative and development functions with the intention of further streamlining operations and reducing operating expenses. The Company anticipates that decisions based on this evaluation will be made in the first half of 1999. Ensuing actions may result in certain nonrecurring charges during 1999; the extent of such charges is not yet quantifiable.


      On March 17, 1999, Drew Sycoff, a principal of Andrew Garrett, Inc., suggested to Thomas E. Gardner, the Chief Executive Officer of the Company, on behalf of Mr. Sycoff's clients, including Jesse L. Upchurch, the beneficial owner of more than 40% of the combined voting power of the Company, that Mr. Gardner should consider resigning and that if he were to resign, that Mr. Sycoff would be able to negotiate a transition. In a subsequent conversation on the same day, Mr. Gardner offered Mr. Sycoff an opportunity to present his viewpoints to the board of directors of the Company and offered to call a special meeting of the Board if Mr. Sycoff wanted an early meeting. Mr. Sycoff indicated that the matter was not urgent and such presentation, if one were to be made, could wait at least until after the annual meeting of shareholders which was then anticipated to be held in May 1999. On April 1, 1999, at a meeting of the Board, the Board gave to Mr. Gardner its unqualified continuing support. However, on April 2, 1999, Mr. Sycoff, on behalf of his clients, demanded Mr. Gardner's resignation, and the resignations of the entire Board. Mr. Sycoff also indicated that unless the Board of Directors resigned before the annual meeting of shareholders, he would, on behalf of the shareholders whom he represented, commence a proxy contest with respect to the annual election of directors.

      On April 15, 1999 Mr. Sycoff rescinded his request for the resignations of Mr. Gardner and the Board of Directors. The Board then nominated Mr. Sycoff's group's two nominees to the Company's Board of Directors. There have been no other related developments at the time of the filing of this quarterly report on Form 10-Q.


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


        The foregoing contains forward looking information within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward looking statements and paragraphs may be identified by an "asterisk" ("*") or by such forward looking terminology as "may", "will", "believe", "anticipate", or similar words or variations thereof. Such forward looking statements involve certain risks and uncertainties including the particular factors described more fully above in the MD&A section and throughout this report and in each case actual results may differ materially from such forward looking statements. Successful marketing of BASE10(TM)ME and BASE10(TM)FS and their future contribution to Company revenues depends heavily on, among other things, successful early completion of current test efforts and the necessary corrections to the software permitting timely delivery to customers, none of which can be assured. Other important factors that the Company believes may cause actual results to differ materially from such forward looking statements are discussed in the "Risk Factors" sections in the Company's Registration Statement on Form S-3 (File No. 333-70535) as well as current and previous filings with the Securities and Exchange Commission. In assessing forward looking statements contained herein, readers are urged to read carefully those statements and other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results or events (expressed or implied) will not be realized.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           Part II. Other Information


Item 2: Changes in Securities and Use of Proceeds

    On November 10, 1998, the shareholders approved the modification of the conversion price of the Company's $10 million, 9.01% convertible debenture from $12.50 to $4.00 per share of Class A Common Stock, and the sale and issuance of Series B Preferred Stock (subject to the execution of definitive agreements) and the issuance of Class A Common Stock Purchase Warrants to the Series A Preferred Stockholders that would receive Series B Preferred Stock.

    On March 5, 1999, the holder of the $10 million, 9.01% convertible debenture converted this debenture into 2,500,000 shares of Class A Common Stock which increased shareholders' equity by approximately $9.6 million including a first quarter 1999 non-cash charge of approximately $3.5 million. This conversion eliminated the balance of the Company's long-term debt.

    Also on March 5, 1999, the sale and issuance of Series B Preferred Stock to the Series A Preferred Stockholders occurred and was in the form of an even exchange for Series A Preferred Stock. Warrants to purchase Class A Common Stock were issued to the Series B Preferred Stockholders and certain existing warrants held by such holders were modified. See Note E to the Consolidated Financial Statements.

Item 6: Exhibits and Reports on Form 8-K

           (a)   Exhibits - (27) Financial Data Schedule (Edgar filing only).

           (b)   Reports on Form 8-K - None.

                                   Signatures


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 17, 1999
                                       Base Ten Systems, Inc.
                                      (Registrant)




                                      By: /s/  Thomas E. Gardner
                                      ------------------------------------------
                                          Thomas E. Gardner
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)






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