Form 10-Q
period 1999-06-30
BASE TEN SYSTEMS INC
filed 1999-08-13
CIK 10242

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999             Commission File No. 0-7100


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


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



            Title of Class                     Outstanding at August 4, 1999
            --------------                     -----------------------------

Class A Common Stock, $1.00 par value                  25,181,857

Class B Common Stock, $1.00 par value                      71,144



                             Base Ten Systems, Inc.
                                And Subsidiaries
                                      Index



Part I.         Financial Information                                                                                Page

                Item 1: Financial Statements

                Consolidated Balance Sheets - June 30, 1999 (unaudited)
                and December 31, 1998 (audited)....................................................................    1

                Consolidated Statements of Operations -- Three and six months
                ended June 30, 1999 and 1998 (unaudited)...........................................................    2

                Consolidated Statements of Shareholders' Equity - Six
                months ended June 30, 1999 (unaudited).............................................................    3

                Consolidated Statements of Cash Flows -- Six months ended
                June 30, 1999 and 1998 (unaudited).................................................................    4

                Notes to Consolidated Financial Statements.........................................................    5

                Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................................................   12

                Item 3: Quantitative and Qualitative Disclosures About Market Risk ................................   18


Part II.        Other Information

                Item 4:      Submission of Matters to a Vote of Security Holders...................................   19

                Item 6:      Exhibits and Reports on Form 8-K......................................................   19


Item 1.       Financial Statements



                                               Base Ten Systems, Inc. and Subsidiaries
                                                     Consolidated Balance Sheets
                                       (dollars in thousands, except share and per share data)

                                                                                    June 30        December 31
                                                                                      1999            1998
                                                                                  (unaudited)       (audited)
                                                                                ---------------------------------
                                                     Assets
Current Assets:
   Cash and cash equivalents...............................................        $     10,331    $     17,437
   Accounts receivable, net................................................               2,999           2,372
   Other current assets....................................................                 557             639
                                                                                ---------------------------------
      Total Current Assets.................................................              13,887          20,448

Property, plant and equipment, net.........................................               4,920           5,026
Note receivable............................................................               1,975           1,975
Other assets...............................................................               9,031           6,372
                                                                                =================================
      Total Assets.........................................................        $     29,813    $     33,821
                                                                                =================================

                 Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity

Current Liabilities:
   Accounts payable........................................................        $        756    $        984
   Accrued expenses........................................................               2,370           3,152
   Deferred revenue........................................................               1,547             756
   Current portion of financing obligation.................................                 109              74
                                                                                ---------------------------------
      Total Current Liabilities............................................               4,782           4,966

Long Term Liabilities:
   Long term debt..........................................................                  --          10,000
   Financing obligation....................................................               3,274           3,341
   Other long term liabilities.............................................                 223             228
                                                                                ---------------------------------
      Total Long Term Liabilities..........................................               3,497          13,569
Commitments and Contingencies

Redeemable Convertible Preferred Stock:
(994,202 total shares of preferred stock authorized):
   Series A Preferred  Stock,  $1.00 par value,  issued and  outstanding  14,942 shares at December 31, 1998; aggregate liquidation value of $14,942 at
      December 31, 1998....................................................                  --          12,914
   Series B Preferred Stock, $1.00 par value, issued and outstanding 15,203 shares at June 30, 1999; aggregate liquidation value of $15,203 at
      June 30, 1999........................................................              12,636              --
                                                                                ---------------------------------
      Total Redeemable Convertible Preferred Stock.........................              12,636          12,914
                                                                                ---------------------------------

Shareholders' Equity:
   Class A Common Stock, $1.00 par value,  60,000,000 shares authorized;  issued and outstanding 25,181,857 shares at June 30, 1999 and
      18,659,748 at December 31, 1998......................................              25,182          18,660
   Class B Common Stock, $1.00 par value, 2,000,000 shares authorized;
      issued and outstanding 71,144 shares at June 30, 1999 and
      71,410 at December 31, 1998..........................................                  71              71
   Additional paid-in capital..............................................              63,779          52,885
   Accumulated deficit.....................................................             (79,510)        (68,767)
                                                                                ---------------------------------
                                                                                          9,522           2,849

   Accumulated other comprehensive income (loss) ..........................                (343)           (196)
   Treasury Stock, 100,000 shares of Class A Common Stock, at cost.........                (281)           (281)
                                                                                ---------------------------------
      Total Shareholders' Equity (Deficiency) .............................               8,898           2,372

                                                                                ---------------------------------
      Total Liabilities, Redeemable Convertible Preferred Stock, and
      Shareholders' Equity ................................................        $     29,813    $     33,821
                                                                                =================================




                                               Base Ten Systems, Inc. and Subsidiaries
                                                Consolidated Statements of Operations
                                                             (unaudited)
                                       (dollars in thousands, except share and per share data)



                                                               Three months ended                         Six months ended
                                                       June 30, 1999       June 30, 1998         June 30, 1999       June 30, 1998
                                                       -------------       -------------         -------------       -------------
License and related revenue.......................      $            154   $            598      $            770    $          968
Services and related revenue......................                   862              1,454                 1,915             1,994
                                                     ---------------------------------------  --------------------------------------
                                                                   1,016              2,052                 2,685             2,962

Cost of revenues..................................                 1,270              3,643                 2,765             6,050
Research and development..........................                   436                194                   895               334
Selling and marketing.............................                 1,541              1,017                 2,959             2,182
General and administrative........................                 1,853              1,892                 4,049             3,246
Non-cash debt conversion charge...................                    --                 --                 3,506                --
                                                     ---------------------------------------  --------------------------------------
                                                                   5,100              6,746                14,174            11,812
                                                     ---------------------------------------  --------------------------------------

Loss before other income (expense)
     and income tax benefit.......................                (4,084)            (4,694)              (11,489)           (8,850)

Other income (expense), net.......................                   138               (204)                   84              (443)
                                                     ---------------------------------------  --------------------------------------
Net loss from continuing operations...............                (3,946)            (4,898)              (11,405)           (9,293)

Discontinued Operations:
Gain from sale of discontinued operations.........                 1,044                 --                 1,044                --
                                                     ---------------------------------------  --------------------------------------
Net loss..........................................                (2,902)            (4,898)              (10,361)           (9,293)

Less:     Dividends on Redeemable
               Convertible Preferred Stock..................          --               (458)                 (262)             (933)
          Accretion on Redeemable
               Convertible Preferred Stock..................        (282)                --                  (564)               --
          Credit on Exchange of Redeemable
               Convertible Preferred Stock..................          --                 --                   445                --

                                                     =======================================  ======================================
Net loss available for common shareholders              $        (3,184)   $         (5,356)     $        (10,742)   $      (10,226)
                                                     =======================================  ======================================

Basic and diluted net gain (loss) per share
          Continuing Operations.........................$          (0.19)  $          (0.59)     $          (0.57)   $        (1.17)
          Discontinued Operations.......................            0.05                 --                  0.05                --
                                                     =======================================  ======================================
                                                        $          (0.14)  $          (0.59)     $          (0.52)   $        (1.17)
                                                     =======================================  ======================================
Weighted average common shares
     outstanding - basic and diluted..............            22,157,000          9,132,800            20,839,000         8,732,700




                                               Base Ten Systems, Inc. and Subsidiaries
                                     Consolidated Statements of Shareholders' Equity (Deficiency)
                                                             (unaudited)
                                                        (dollars in thousands)



                                                                                  Additional
                                   Class A                   Class B                Paid-In
                                 Common Stock              Common Stock             Capital
                             Shares       Amount       Shares       Amount
========================== ============ ============ ============ ============    ===========
Balance at
December 31, 1998 ........   18,659,748   $   18,660       71,410    $         71   $      52
==========================   ==========   ==========   ==========    ============   =========
Conversions:
    Common B to
    Common A .............          399         --           (266)           --            --
    Preferred A to
    Common A .............       28,695           29         --              --           (29)
    Debenture to
    Common A .............    2,500,000        2,500         --              --        10,609
Issuance of
Common Stock:
    Acquisition of
    Almedica Technology
    Group ................    3,950,000        3,950         --              --          (370)
    Employee stock
    purchase plan ........       42,765           43         --              --             8
    Exercise of options ..          250         --           --              --           --
Dividends on Redeemable
Preferred Stock ..........         --           --           --              --           --
Accretion on Redeemable
Preferred Stock ..........         --           --           --              --           --
Credit on exchange of
redeemable convertible
preferred stock ..........         --           --           --              --           676
Comprehensive
Income (Loss):
    Net loss .............         --           --           --              --           --
    Foreign currency
    translation ..........         --           --           --              --           --
    Unrealized gain
    (loss) on securities
    available for sale ...         --           --           --              --           --
Total Comprehensive
Income (Loss) ............         --           --           --              --           --
==========================   ==========   ==========   ==========    ============   ==========
Balance at
June 30, 1999 ............   25,181,857   $   25,182       71,144    $         71   $  63,779
==========================   ==========   ==========   ==========    ============   =========




                                           Accumulated
                                             Other
                                           Comprehensive                             Total
                             Accumulated     Income        Treasury Stock         Shareholders
                              Deficit        (Loss)      Shares        Amount         Equity
                              ---------    ----------    ----------   ------------  -----------
Balance at
December 31, 1998 ........   $  (68,767)   $     (196)     (100,000)  $       (281)  $    2,372
==========================   ==========    ==========    ==========   ============   ==========
Conversions:
    Common B to
    Common A .............         --            --            --             --           --
    Preferred A to
    Common A .............         --            --            --             --           --
    Debenture to
    Common A .............         --            --            --             --         13,109
Issuance of
Common Stock:
    Acquisition of
    Almedica Technology
    Group ................         --            --            --             --          3,580
    Employee stock
    purchase plan ........         --            --            --             --             51
    Exercise of options ..         --            --            --             --           --
Dividends on Redeemable
Preferred Stock ..........         (262)         --            --             --           (262)
Accretion on Redeemable
Preferred Stock ..........         (565)         --            --             --           (565)
Credit on exchange of
redeemable convertible
preferred stock ..........          445          --            --             --          1,121
Comprehensive
Income (Loss):
    Net loss .............      (10,361)         --            --             --        (10,361)
    Foreign currency
    translation ..........         --            (133)         --             --           (133)
    Unrealized gain
    (loss) on securities
    available for sale ...         --             (14)         --             --            (14)
Total Comprehensive
Income (Loss) ............         --            --            --             --        (10,508)
==========================   ==========    ==========    ==========   ============   ==========
Balance at
June 30, 1999 ............   $  (79,510)   $     (343)     (100,000)  $       (281)  $    8,898
==========================   ==========    ==========    ==========   ============   ==========



               See Notes to the Consolidated Financial Statements

                                               Base Ten Systems, Inc. and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                                             (unaudited)
                                           (in thousands, except share and per share data)

                                                                                  Six Months            Six Months
                                                                                     Ended                Ended
                                                                                 June 30, 1999         June 30, 1998
----------------------------------------------------------------------------- -------------------- ---------------------
Cash Flows from Operating Activities:
          Net loss from continuing operations ..........................        $       (11,405)     $        (9,293)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
     Activities:
           Depreciation and amortization................................                  1,445                2,192
           Non-cash debt conversion charge..............................                  3,506                   --
           Unrealized loss on investment in securities..................                     14                   --
Changes in operating assets and liabilities: ...........................
          Accounts receivable...........................................                   (446)              (1,633)
          Other current assets..........................................                    141                    4
          Accounts payable, accrued expenses and deferred revenue.......                 (1,196)              (1,617)
----------------------------------------------------------------------------- -------------------- ---------------------
Net Cash Used in Operations.............................................                 (7,941)             (10,347)
----------------------------------------------------------------------------- -------------------- ---------------------
Cash Flows from Investing Activities:
          Additions to property, plant and equipment ...................                    (64)                (860)
          Additions to capitalized software costs and other assets......                     --               (1,346)
          Purchase of assets related to FlowStream product .............                     --               (2,068)
          Acquisition of Almedica, net of cash required ................                    (75)                  --
----------------------------------------------------------------------------- -------------------- ---------------------
Net Cash Used in Investing Activities...................................                   (139)              (4,274)
----------------------------------------------------------------------------- -------------------- ---------------------
Cash Flows from Financing Activities:
          Proceeds from sale of discontinued operations.................                  1,044                   --
          Repayment of amounts borrowed.................................                    (32)                 (45)
          Proceeds from issuance of redeemable preferred stock..........                     --                9,625
          Proceeds from issuance of common stock........................                     --                  668
----------------------------------------------------------------------------- -------------------- ---------------------
Net Cash Provided from Financing Activities.............................                  1,059               10,248
----------------------------------------------------------------------------- -------------------- ---------------------
Effect of Exchange Rate Changes on Cash.................................                    (85)                 (41)
----------------------------------------------------------------------------- -------------------- ---------------------
----------------------------------------------------------------------------- -------------------- ---------------------
Net (Decrease)/Increase In Cash and Cash Equivalents....................                 (7,106)              (4,414)
Cash, beginning of period...............................................                 17,437                9,118
----------------------------------------------------------------------------- -------------------- ---------------------
Cash, end of period.....................................................        $        10,331      $         4,704
----------------------------------------------------------------------------- -------------------- ---------------------
----------------------------------------------------------------------------- -------------------- ---------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest................................        $           396      $           706



A.  Basis of Presentation and Liquidity

    The Company's financial statements have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. Also, at December 31, 1998 the Company was below the $4 million minimum net tangible assets, as defined, required for its current listing on the NASDAQ National Market System. In March 1999, the Company's shareholders' equity was increased by approximately $9.6 million through the conversion of its $10 million convertible debenture into common stock. As a result of this conversion, the Company's net tangible assets rose above the $4.0 million minimum to $7.4 million at March 31, 1999. Coincident with that debt conversion, the Company's Series A Redeemable Convertible Preferred Stock was exchanged for Series B Redeemable Convertible Preferred Stock. These Preferred Stocks have certain Redemption Events, which if such events occurred, would provide the holder with the right to require the Company to purchase their shares for cash which would adversely affect the Company. See Note E to the Consolidated Financial Statements. Accordingly, where these rights exist such redeemable securities are categorized outside of shareholders' equity and, thus, may not qualify as equity for the purposes of the NASDAQ minimum net tangible asset requirement. Also, security holders may have other rights/claims in connection with the March 1999 transactions described above.

    On May 14, 1999, the NASD notified the Company that it intended to delist the Class A Common Stock from NASDAQ NMS because the NASD believed that the Company had failed to meet the NASDAQ NMS continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ NMS net tangible asset requirement and its minimum bid requirement. At a hearing before the NASD in July 1999 the Company appealed the NASD's determination. The Company presented information to support its view that the Company was in compliance and presented a plan for continued compliance with the NASDAQ NMS continued listing criteria. The NASD has not yet informed the Company of its determination following the hearing.

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

    If management is not successful in obtaining such waivers, and it continues to incur operating losses it could fall below the minimum net asset requirement needed to qualify for continued listing on NASDAQ NMS.
    Management's plans in this regard include, among other things, (i) attempting to improve operating cash flow through increased license sales and service revenue, and (ii) increasing the level of anticipated streamlining of its selling, administration and development functions. However there is no assurance that such plans, if implemented, will be sufficient.

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

B.  Description of Business

    The Company develops, manufactures and markets computer software systems that assist manufacturers in industries regulated by the Food and Drug Administration ("FDA"). Our software systems aid our customers in complying with FDA guidelines and improve our customer's overall productivity. The Company's software systems include BASE10(TM) ME and BASE10(TM) FS, which are "management execution systems." BASE10(TM) ME uses Windows NT operating systems and BASE10(TM) FS uses HP-UX and Digital VAX/VMS operating systems. The Company's software systems also include BASE10(TM) CS, BASE10TMADLS and BASE10TMADMS, which are "clinical supplies management systems." These software systems assist manufacturers in production during various phases of clinical trials. BASE10(TM) CS uses Windows NT operating systems.
    BASE10(TM)ADLS and BASE10(TM)ADMS, formerly known as ADLS and ADMS, respectively, were acquired from Almedica International, Inc. See Note D. to the Consolidated Financial Statements. The Company's software systems primarily target three FDA regulated industries: (1) human drugs, biologics, and medical devices, (2) chemicals, and (3) food and cosmetics. The Company designs its software systems to help customers comply with FDA regulations, including current Good Manufacturing Practice ("cGMP"), which involves inventory, dispensing, production and packaging.

    The Company also develops and markets other medical devices, including uPACs(TM) and Prenval(TM). uPACS(TM) is an ultrasound picture archiving communications systems that digitizes, records and stores images on CD-ROM as an alternative to film and video storage. In 1997 we formed a limited liability company ("LLC") with an individual investor who currently is a principal stockholder of Base Ten. The Company contributed uPACs(TM) technology to the LLC and the investor contributed $3 million to the LLC to fund required further development of the technology. Base Ten has a 9% interest in the LLC and the investor has a 91% interest in the LLC. The PRENVAL(TM) software program analyzes results of blood tests for prenatal detection of certain birth defects. The Company receives revenue from PRENVAL(TM) from a license to Johnson & Johnson, who markets the product in Europe under the name Prenata(TM).

C.  Summary of Significant Accounting Policies

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.

2. Principles of Consolidation - The consolidated financial statements include the accounts of Base Ten Systems, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated.

3. Risks and Uncertainties - The Company operates in the software industry, which is highly competitive and rapidly changing. The Company has had a history of significant losses from operations and is subject to certain risks, including all of the risks inherent in a technology business, including but not limited to: potential for significant technological changes in the industry or customer requirements, potential for emergence of competitive products with new capabilities or technologies, ability to manage future growth, ability to attract and retain qualified employees, dependence on key personnel, ability of software developed by the Company and licensed to customers or developed by third-party suppliers and used in the Company's operations to properly support dates in the year 2000 and beyond, success of its research and development, protection of intellectual property rights, and potentially long sales and implementation cycles. The Company is also subject to the risk associated with not satisfying the NASDAQ NMS continued listing criteria.


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



                                                           Three Months        Three Months        Six Months         Six Months
                                                               Ended              Ended              Ended              Ended
                                                           June 30, 1999       June 30, 1998      June 30, 1999      June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Loss per common share-basic:
Net loss from continuing operations                        $     (3,946)      $      (4,898)      $    (11,405)      $     (9,293)
Add: Gain from sale of discontinued operations                    1,044                  --              1,044                 --
Less: Dividend on Series A Preferred Stock                           --                (458)              (262)              (933)
       Accretion on Series A Preferred Stock                       (282)                 --               (564)                --
       Credit on exchange of
          Redeemable Convertible                                     --                  --                445                 --
          Preferred Stock                                            --                  --                 --                 --
------------------------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)                $     (3,184)      $      (5,356)      $    (10,742)      $    (10,226)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares - basic (denominator)                22,157,000           9,132,800         20,839,000          8,732,700
------------------------------------------------------------------------------------------------------------------------------------
       Net loss per common share-basic                     $      (0.14)       $      (0.59)      $      (0.52)      $      (1.17)
------------------------------------------------------------------------------------------------------------------------------------

Loss per common share-fully diluted:
Net loss                                                   $     (3,946)      $      (4,898)      $    (11,405)      $     (9,293)
Add: Gain from sale of discontinued operations                    1,044                  --              1,044                 --
Less: Dividend on Series A Preferred Stock                           --                (458)              (262)              (933)
       Accretion on Series A Preferred Stock                       (282)                 --               (564)                --
       Credit on exchange of
          Redeemable Convertible                                     --                  --                445                 --
          Preferred Stock                                            --                  --                 --                 --
------------------------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)                $     (3,184)      $      (5,356)      $    (10,742)      $    (10,226)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares                                      22,157,000           9,132,800         20,839,000          8,732,700
Effect of dilutive options / warrants                                --                  --                 --                 --
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares-fully diluted (denominator)          22,157,000           9,132,800         20,839,000          8,732,700
------------------------------------------------------------------------------------------------------------------------------------
       Net loss per common share-diluted                   $      (0.14)      $      (0.59)       $      (0.52)      $      (1.17)
------------------------------------------------------------------------------------------------------------------------------------


                Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods ended June 30, 1999 and 1998 and, therefore, were not included in the calculation of fully diluted earnings per share.

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


                Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 1999 and December 31, 1998, all securities covered by FAS 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at June 30, 1999 and December 31, 1998, consisted of common stock with a cost basis of $50,000 and are included in other current assets. Differences between cost and market of $42,000 and $54,000 were included as a component of "accumulated other comprehensive income (loss)" in shareholders' equity, as of June 30, 1999 and December 31, 1998, respectively.

6. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.


D.      Acquisitions


        Almedica Technology Group Acquisition

        On June 11, 1999, the Company acquired all of the outstanding stock of Almedica Technology Group Inc. ("Almedica"), a wholly-owned subsidiary of Almedica International Inc. in exchange for 3.95 million shares of Class A Common Stock. At the time of the purchase, Class A Stock traded for $.90625 per share. The acquisition has been accounted for under the purchase method, under which assets and liabilities acquired are recorded by the Company at their fair market value as of the purchase date. Management estimates the value of certain amortizable assets to be $3.4 million. These assets are included in other assets and are being amortized on a straight line basis over a period of seven years. Simultaneous with the closing of the transaction, the subsidiary was renamed BTS Clinical, Inc.

        Termination of discussions to acquire Select Software Tools

        On March 16, 1999, the Company's Board of Directors approved the commencement of discussions to acquire Select Software Tools, plc (NASDAQ: SLCTY) ("Select") in a stock transaction. In conjunction with these discussions, the Company loaned approximately $1,150,000 to Select pursuant to a promissory note. Discussions with Select terminated in May 1999 and Select repaid the Company's loan in full, including interest, in June 1999.

E.      Redeemable Convertible Preferred Stock and Convertible Debt


        On December 4, 1997, the Company entered into a securities purchase agreement to sell 19,000 of Series A Convertible Preferred Stock, $1.00 par value, ("Series A Preferred Stock") and common stock warrants for gross proceeds of $19,000,000. The closing of the Series A Preferred Stock and warrants occurred in two tranches. On December 9, 1997, the Company issued 9,375 shares of Series A Preferred Stock and 375,000 warrants. An additional 346,000 warrants were issued to consultants valued at approximately $1,011,000. The transaction resulted in net proceeds of $6,984,000, net of offering costs of $1,380,000. The Company allocated the net proceeds of the first tranche of Series A Preferred Stock and the warrants based upon their relative fair values resulting in $6,155,000 assigned to the Series A Preferred Stock and $829,000 to the warrants. On December 31, 1997, 9,625 shares of Series A Preferred Stock and 385,000 warrants were issued to the holders of the Series A Preferred Stock, net of cash offering costs of approximately $245,000, resulting in net proceeds of $9,380,000. The Company allocated the net proceeds of the second tranche of Series A Preferred Stock and the warrants based upon their relative fair values resulting in $8,529,000 assigned to the Series A Preferred Stock and $851,000 to the warrants. Such proceeds were received on January 2, 1998, and were recorded as subscriptions receivable at December 31, 1997.


        During 1998, 5,798 shares of Series A Preferred Stock were converted into 1,917,806 shares of Class A Common Stock and 1,740 shares of Series A Preferred Stock were issued as dividends resulting in 14,942 shares of Series A Preferred Stock outstanding at December 31, 1998.


        On March 5, 1999, the outstanding Series A Preferred Stock and warrants were exchanged for Series B Convertible Preferred Stock, $1.00 par value, ("Series B Preferred Stock"). As a result, approximately 15,203 shares of Series B Preferred Stock, with a principal amount of approximately $15,203,000 were exchanged for the outstanding shares of Series A Preferred Stock. In addition, 632,000 new Warrants were issued to Series B Preferred Stockholders, and 720,000 Warrants were issued to replace certain original Warrants issued in December 1997. The Series B Preferred Stock and Warrants have been recorded at their estimated fair value of $13,013,000. The difference between this estimated fair value and the carrying value of the Series A Preferred Stock has been recorded as a credit to net loss available to common shareholders.


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


        The Series B Preferred Stock matures on December 15, 2000. On the maturity date, the Company must redeem the outstanding preferred stock at its Mandatory Redemption Price, which is the sum of the purchase price, accrued but unpaid dividends and other contingent payments as provided pursuant to the terms of the Series B Preferred Stock. The portion of the Mandatory Redemption Price constituting such other contingent payments is payable in cash whereas the purchase price and accrued but unpaid dividends are payable in cash or common stock at the option of the Company. Accordingly, the Company is accreting the carrying value of the Series B Preferred Stock to the purchase price and recognizing the accretion charges to retained earnings (accumulated deficit) over the three year period from issuance to maturity. The accretion in the second quarter of 1999 aggregated approximately
        $282,000. If the Company elects to settle the redemption in Class A Common Stock the Mandatory Redemption Price is 1.25 times the purchase price and would result in an additional charge in the period of redemption.


        Holders of the Series B Preferred Stock have the right to require the Company to purchase their shares for cash upon the occurrence of a Redemption Event. Redemption Events include: a) suspension of trading or delisting from specified stock exchanges of the Class A Common Stock for an aggregate of 30 trading days in any 18 month period; b) failure by the Company to cause the holders to be able to utilize the registration statement filed for the resale of the shares of the Class A Common Stock shares into which the Series B Preferred Stock is convertible; c) failure to issue Class A Common Stock upon exercise of conversion rights by a preferred shareholder, or d) failure to pay any amounts due to preferred shareholders. The cash purchase price upon occurrence of a Redemption Event is the greater of a) 1.25 times the Mandatory Redemption Price, or b) the Mandatory Redemption Price divided by the product of the effective conversion price and the market value of the common shares. Any remaining accretion to the actual cash purchase price would be recorded upon a Redemption Event.


        The Series B Preferred Stock is mandatorily redeemable upon the occurrence of a Redemption Event at the election of the holder and, accordingly, is classified as Redeemable Convertible Preferred Stock, rather than as a component of Shareholders' Equity (Deficit).


        The Series B Preferred Stock has a liquidation preference as to its principal amount and any accrued and unpaid dividends. The Company has reserved 7,068,465 shares of Class A Common Stock for conversion of Series B Preferred Stock and exercise of certain common stock warrants held by the Series B Preferred Stockholders.


        Series B Preferred Stockholders have the same voting rights as the holders of Class A Common Stock, calculated as if all outstanding shares of Series B Preferred Stock had been converted into shares of Class A Common Stock on the record date for determination of shareholders entitled to vote on the matter presented, subject to limitations applicable to certain holders.


        For each $1 million of the Series A Preferred Stock held by the Series B Preferred Stockholders on September 1, 1998 and thereafter converted at a conversion price of $4.00 or more, the Series B Preferred Stockholders received four-year warrants to purchase 80,000 shares of Class A Common Stock exercisable at $3.00 per share. The issuance of one-half of the warrants was effected by modifying certain provisions of existing warrants held by the Series B Preferred Stockholders. The Company may force the exercise of the warrants if, among other things, the Class A Common Stock trades at $4.00 or more for 20 consecutive trading days and the aggregate of cash (and cash equivalents) as shown on the Company's most recent balance sheet is $5,000,000 or more. If there is a forced exercise, the exercise price of certain other existing warrants held by the Series B Preferred Stockholders would be modified to the lesser of
        (i) market value and (ii) the exercise price then in effect. See Note H to the Consolidated Financial Statements.

F.    Segment Information

      The Company is organized and operates as a single segment. The following tabulation details the Company's operations in different geographic areas for the six months ended June, 1999 and 1998 (dollars in thousands):



                                            United States            Europe              Eliminations          Consolidated
----------------------------------------- ------------------- ---------------------- --------------------- ----------------------
Six Months Ended June 30, 1999:
Revenues from unaffiliated sources         $1,445               $          1,240       $           --         $         2,685

Identifiable assets at June 30, 1999       $36,601              $          1,212       $       (8,000)        $        29,813
                                          =================== ====================== ===================== ======================
Six Months Ended June 30, 1998:

Revenues from unaffiliated sources         $1,051               $          1,911       $           --        $          2,962

Identifiable assets at June 30, 1998      $28,200               $          1,005       $       (5,494)       $         23,711


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


        In consideration for the value of the net assets sold, the Company received $3,500,000 in cash, and an unsecured promissory note for $1,975,000. This amount represents the difference between (i) the final amount of the net assets of GTD as of the closing date plus $400,000, and (ii) $3,500,000. The note has a five-year term bearing interest at a rate of 7.5% per annum, payable quarterly. Principal payments under the note will amortize over a three-year period beginning on the second anniversary of the closing. The note also provides for accelerated payment of principal and interest upon the occurrence of certain events.


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


        On April 30, 1999, Strategic was sold to Smiths Industries ("Smiths"), a defense industry competitor. The Company, as per the terms of the agreement noted above, received income in May, 1999 in the form of a cash payment of approximately $1.0 million which has been reflected as a gain from sale of discontinued operations. The unsecured promissory note issued by Strategic to the Company for $1,975,000 has been assumed by, and the sublease has been guaranteed by, Smiths as of the sale date. The Company's warrant to purchase shares of Strategic, described above, was cancelled as of the sale date.


        The Company subleased to Strategic approximately 30,000 square feet of space plus allowed the use of 10,000 square feet of common areas for a period of five years at an annual rental of $240,000 for each of the first three years and $264,000 for each of the last two years of the sublease.

H.      Subsequent Events


        On May 14, 1999, the NASD notified the Company that it intended to delist the Class A Common Stock from NASDAQ NMS because the NASD believed that the Company had failed to meet the NASDAQ NMS continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ NMS net tangible asset requirement and its minimum bid requirement. At a hearing before the NASD in July 1999 the Company appealed the NASD's determination. The Company presented information to support its view that the Company was in compliance and presented a plan for continued compliance with the NASDAQ NMS continued listing criteria. The NASD has not yet informed the Company of its determination following the hearing.


        In July 1999, the Company began delivering version 3.2 of BASE10TMME.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, as amended.


Three Months ended June 30, 1999 compared with Three Months ended June 30, 1998


   Continuing Operations


        Revenues. Revenues decreased 50% to $1.0 million in the three-month period ended June 30, 1999 as compared to $2.1 million in the period ended June 30, 1998. The revenue decrease is primarily related to the Company's delaying delivery of orders to customers until the release in July 1999 of version 3.2 of BASE10TMME. Revenues for the 1999 period were derived 15% from software licenses and enhancements, 25% from maintenance and 60% from support services, compared to revenues for the 1998 period which were derived 29% from software licenses and enhancements, 18% from maintenance and 53% from support services.


        Cost of Sales. Cost of sales, which includes amortization of software development costs for PHARMASYST(TM) and BASE10(TM)ME, decreased 65% to $1.3 million in the 1999 period from $3.6 million in the 1998 period. The decrease is primarily the result of a reduction of $1.0 million in labor and related expenses, a reduction of $.4 million in outsourced labor and a $.5 million reduction of amortization of software development costs.


        Research and Development Costs. Research and development costs increased to $0.4 million in the 1999 period as compared to $0.2 million in the 1998 period. The increase is related to additional salaries and related expenses in the 1999 period being dedicated to developing future versions of the Company's products.


        Sales and Marketing Expenses. Sales and marketing expenses increased in the 1999 period to $1.5 million from $1.0 million in the 1998 period. This rise was mainly due to the hiring of additional personnel which caused an increase in salaries and related expenses.


        General and Administrative Expenses. General and administrative expenses totaled $1.9 million in both the 1999 period and the 1998 period. Labor and related expenses decreased in the 1999 period by $0.2 million as compared to the 1998 period. This change was offset by increased realized expenses of $0.2 million related to the uPACS(TM) operation, which the Company began funding in January 1999.


        Other Income and Expense. Other income and expense improved by $0.3 million to a net income of $0.1 million in the 1999 period from a net expense of $0.2 million in the 1998 period. Other income and expense in 1999 is primarily comprised of interest income of $0.2 earned on investments and a note receivable from Strategic Technology Systems, Inc. ("Strategic") offset by interest expense of $0.1 million. In the 1998 period, other expense was comprised of interest expense of $0.4 million, offset by $0.2 million of interest and other income. Interest expense decreased in the 1999 period as a result of the conversion of the Company's long-term debt in March 1999.


        Continuing Losses. The Company incurred a net loss of $4.0 million in the quarter ended June 30, 1999, compared to a $4.9 million net loss for the quarter ended June 30, 1998. The loss in the 1999 period was less than the comparable period in 1998 despite a reduction in revenue of $1.0 million. Operating expenses decreased $1.6 million to $5.2 million in 1999 from $6.7 million in the 1998 period due to decreases in amortization of software development costs of ($0.5 million), outsourced labor ($0.4 million) and salaries and related expenses ($0.5 million). The Company expects additional losses during the remainder of 1999. The Company's ability to achieve profitable operations is dependent upon, among other things, ongoing successful development of its BASE10(TM)ME, BASE10(TM)CS, BASE10(TM)FS, BASE10(TM)ADLS and BASE10(TM)ADMS systems, timely delivery and successful installation and acceptance of its systems by its customers, and successful competition in the markets in which the Company participates.*


   Additional Proceeds from Discontinued Operations


        During the second quarter of 1999, the Company received a cash payment of $1.0 million as a result of the sale of Strategic to Smiths Industries ("Smiths"). This payment was received in accordance with the terms of the Company's agreement to sell certain assets of its Government Technology Division ("GTD") to Strategic in 1997. The Company does not anticipate any further income or expenses relating to the disposition of the GTD.*


Six Months ended June 30, 1999 compared with Six Months ended July 31, 1998.

   Continuing Operations

        Revenues. Revenues were $2.7 million in the six-month period ended June 30, 1999 as compared to $3.0 million in the comparable period ended July 31, 1998. The revenue decrease is primarily related to the Company's delaying delivery of orders to customers until the release in July 1999 of version 3.2 of BASE10TMME. Revenues for the six months ended June 30, 1999 were derived 29% from software licenses and product enhancements, 50% from solutions services and 21% from maintenance, compared to 33% from software licenses and product enhancements, 54% from solutions services and 13% from maintenance in the six-month period ended July 31, 1998.


        Cost of Sales. Cost of sales during the period ended June 30, 1999 decreased 54% to $2.8 million from $6.1 million in the six months ended July 31, 1998. In the 1999 period, salary and related expenses in cost of sales were approximately $1.8 million, as compared to $3.5 million in 1998, representing a decrease of $1.7 million. In addition, outsourced labor decreased by $0.8 million and amortization of software development costs decrease by $0.9 million during the 1999 period.


        Research and Development Costs. Research and development costs increased to $0.9 million in the 1999 period as compared to $0.3 million in the 1998 period. This increase is related to additional salaries and related expenses in the 1999 period. Research and development costs are incurred to develop future additions to the Company's current product family.


        Sales and Marketing Expenses. Sales and marketing expenses increased 36% in the 1999 period to $3.0 million, from $2.2 million in the six months ended July 31, 1998. The rise was mainly attributable to the hiring of additional personnel which increased salary and related expenses.


        General and Administrative Expenses. General and administrative expenses increased in the 1999 period to $4.0 million, from $3.2 million in the comparable 1998 period. The increase was primarily due to an additional $0.4 million for professional fees as well as $0.5 million in expenses relating to the uPACSTM operation, which the Company began funding in January 1999.


        Other Income and Expenses. Other income and expense improved to a net income of $0.1 million in the 1999 period from a net expense of $.4 million in the first six months of 1998. Other income and expense in 1999 is primarily comprised of interest income and interest expense. Interest income, derived from a note receivable from Strategic and investments in cash and cash equivalents totaled $0.4 million in the 1999 period and $0.3 million in the 1998 period. Interest expense decreased from $0.9 million in the 1998 period to $0.4 in the 1999 period as a result of the conversion of the Company's long-term debt in March 1999.


        Continuing Losses. The Company incurred a net loss from continuing operations of $11.4 million in the six months ended June 30, 1999, compared to a $9.3 million net loss for the six month period ended June 30, 1998. Of the loss in the 1999 period, $3.5 million was caused by the one-time non-cash accounting charge related to the March 1999 conversion of the $10 million debenture. Excluding the effects of this one-time charge, the net loss for the six months ended June 30 was $1.3 million less in 1999 than in 1998. Revenue was $0.3 million lower in the 1999 period than in the 1998 period. Cost of revenues decreased by $3.2 million, but this was partially offset by increases in research and development ($0.6 million), selling and marketing ($0.7 million), and general and administrative expenses ($1.0 million). Other income and expenses improved in the 1999 period by $0.5 million. The Company's ability to achieve profitable operations is dependent upon, among other things, the completion of current development and testing activities for BASE10(TM)ME, BASE10(TM)CS, BASE10(TM)FS, BASE10(TM)ADLS, and BASE10(TM)ADMS systems, timely delivery and successful installation and validation of its systems by its customers, and successful competition in the markets in which the Company participates.*


   Additional Proceeds from Discontinued Operations


        During the second quarter of 1999, the Company received a cash payment of $1.0 million as a result of the sale of Strategic to Smiths Industries ("Smiths"). This payment was received in accordance with the terms of the Company's agreement to sell certain assets of its Government Technology Division ("GTD") to Strategic in 1997. The Company does not anticipate any further income or expenses relating to the disposition of the GTD.*


Other Events in 1999


      The Company is relying on its leading products, BASE10(TM)ME, BASE10(TM)CS, BASE10(TM)FS, BASE10(TM)ADLS and BASE10(TM)ADMS, to stimulate new orders. The Company began shipping version 3.2 of BASE10(TM)ME in July 1999. Neither the additional development of the Company's MES products nor the consequential generation of cash can be assured, either in time or amount, nor is there any assurance that such amounts will be sufficient for the Company's needs. In the absence of such orders or the promise thereof, neither of which can be assured, as well as in connection with its expected capital needs for the year 2000 and beyond, the Company may elect to seek additional sources of capital and may also elect to reduce the pace of its development of its products and/or establish other cost reduction measures, which could adversely impact the Company. In the event the Company elects to seek additional capital there can be no assurance that such funds or capital would be available on the terms or in the amounts needed. *


      On June 11, 1999, the Company acquired all of the outstanding stock of Almedica Technology Group, Inc. ("Almedica"), a wholly owned subsidiary of Almedica International, Inc. in exchange for 3.95 million shares of Class A Stock. At the time of the purchase, Class A Common Stock traded for $.90625 per share. The acquisition has been accounted for under the purchase method. Simultaneous with the closing of the transaction, the subsidiary was renamed BTS Clinical, Inc. In conjunction with the transaction, Clark Bullock, Almedica International, Inc.'s Chairman of the Board, became a director of the Company. In addition, Mr. Robert J. Bronstein, formerly President of Almedica, joined the Company as President, Applications Software Division and Chief Operating Officer. As a result of this acquisition the Company now markets BASE10(TM)ADLS and BASE10(TM)ADMS, which are the clinical supplies management systems.


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


      On April 15, 1999 Mr. Sycoff rescinded his request for the resignations of Mr. Gardner and the Board of Directors. The Board then nominated John C. Rhineberger and Robert Hurwitz, Mr. Sycoff's group's two nominees to the Company's Board of Directors. Mr. Rhineberger and Mr. Hurwitz were elected to the Board of Directors at the Company's annual meeting of shareholders in May 1999.


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


      Information Technology Systems. During the first quarter of 1998, the Company, in anticipation of the year 2000, replaced its existing financial accounting software system, which the Company deems to be a business-critical system, with a system which is vendor-certified as being Y2K compliant.


      The  Company  has   reviewed   all  of  the  major   computers,   software
applications, and related equipment used in connection with its internal operations to ensure that the possibility of a material disruption to its business is minimized. The Company has identified one remaining computer system which is not currently Y2K-compliant but will be replaced prior to the year 2000.


      Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Y2K Problem. The Company has assessed the potential effect of, and costs of remediating, the Y2K Problem on its office and facilities equipment. The risk of business interruption due to this equipment is minimal.


      Software Sold to Customers. The Company believes that it has substantially identified and resolved all potential Y2K Problems with its MES software, as well as with version 3.4 and later versions of BASE10(TM)FS. However, management also believes that it is not possible to determine with complete certainty that all Y2K Problems affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.


      Certain customers have earlier versions of the Company's MES software, PHARM2(TM) (prior to version 2.3) and PHARMASYST(TM) which have not been tested by the Company for Y2K compliance. All of the customers that have purchased these earlier versions have had substantial customization done, which dictates that Y2K testing and modifications must be done on a case by case basis. These customers have been notified of the Company's willingness and ability to provide Y2K test specifications and/or assistance for a fee. It is a small number of customers that still operate with these earlier versions, and the Company believes that Y2K issues, if any, related to these earlier versions of the Company's software product will not require any material financial or human resources.


      Some customers have earlier versions of BASE10(TM)FS (prior to version 3.4) which have not been tested for Y2K compliance. However, the Company has a standard upgrade path in place for bringing any of these earlier versions into Y2K compliance if the customer wishes to do so.


      Costs of Compliance. The Company currently believes that the one remaining computer system that is currently not Y2K compliant will be replaced prior to the end of 1999, and estimates the total costs to the Company of completing the required replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations, although no assurances can be given. Costs to be incurred are expected to be immaterial and are currently estimated at less than $100,000.


      Third Party Suppliers. The Company has communicated with third-party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Y2K Problem. The majority of the Company's significant suppliers are software industry leaders that have provided upgrades to resolve any Y2K Problems or will provide them prior to the end of 1999. The Company believes that it has resolved all significant Y2K Problems with these systems or will do so prior to the end of 1999. However, due to the complexity of these systems, there can be no assurance that these suppliers resolved or will resolve all Y2K Problems or that no material disruptions to the Company's systems will occur. Any failure of these third-parties to resolve Y2K Problems with the Company's systems in a timely manner could, but is not currently expected to, have a material adverse effect on the Company's business, financial condition, and results of operations.


      Most Likely Consequences of Year 2000 Problems. The Company believes it has identified and is in the process of resolving all Y2K Problems that could have a material adverse effect on its business operations. However, management believes that it is not possible to determine with complete certainty that all Y2K Problems affecting the Company will be identified or corrected. It is not possible to accurately predict how many Y2K Problem-related failures will occur or the severity, duration, or financial consequences of any such failures. As a result, management expects that the Company, under a worst-case scenario, could suffer the following consequences: (a) a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and (b) a small number of serious system failures related to older versions of the Company's PHARMASYST(TM) and PHARM2(TM) products that may require significant efforts by the Company and/or its customers to prevent or alleviate material business disruptions.


      Contingency Plans. The Company is currently implementing contingency plans to developed as part of its effort to identify and correct Y2K Problems that may affect its internal systems, software and third party suppliers. The Company expects to complete implementation of its contingency plans prior to end of 1999. These plans include accelerated replacement of affected third party equipment and software prior to the end of 1999. Based on the Company's current analysis of the Y2K Problem, as described above, the Company does not believe that the Y2K Problem will have a material adverse effect on the Company's business or results of operations.


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


Liquidity and Capital Resources


      The Company's working capital decreased from $15.5 million to $9.1 million during the six months ended June 30, 1999. The Company had $10.3 million of cash at June 30, 1999 whereas the Company had $17.4 million of cash at December 31, 1998. The decrease in cash during the six months ended June 30, 1999 resulted primarily from cash used in operations of $7.9 million.


      In 1999 cash used in operations has been affected primarily by the net loss of $11.6 million (largely offset by the $3.5 million non-cash accounting charge related to the $10 million debenture conversion), an increase of $0.6 million in accounts receivable, and a reduction of $1.0 million in accounts payable and accrued expenses. These uses of cash have been partially offset by amortization and depreciation of $1.4 million, included in the aforementioned net loss amount, an increase in deferred revenue of $0.7 million and by a one-time receipt of $1.0 million related to the GTD sale.


      The Company's financial statements have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. Also, at December 31, 1998 the Company was below the $4 million minimum net tangible assets, as defined, required for its current listing on the NASDAQ National Market System. In March 1999, the Company's shareholders' equity was increased by approximately $9.6 million through the conversion of its $10 million convertible debenture into common stock. As a result of this conversion, the Company's net tangible assets rose above the $4.0 million minimum to $7.4 million at March 31, 1999.
Coincident with that debt conversion, the Company's Series A Redeemable Convertible Preferred Stock was exchanged for Series B Redeemable Convertible Preferred Stock. These Preferred Stocks have certain Redemption Events, which if such events occurred, would provide the holder with the right to require the Company to purchase their shares for cash which would adversely affect the Company. See Note E to the Consolidated Financial Statements. Accordingly, where these rights exist such redeemable securities are categorized outside of shareholders' equity and, thus, may not qualify as equity for the purposes of the NASDAQ minimum net tangible asset requirement. Also, these Preferred Stock holders may have other rights/claims in connection with the March 1999 transactions described above.


      On May 14, 1999, the NASD notified the Company that it intended to delist the Class A Common Stock from NASDAQ NMS because the NASD believed that the Company had failed to meet the NASDAQ NMS continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ NMS net tangible asset requirement and its minimum bid requirement. At a hearing before the NASD in July 1999 the Company appealed the NASD's determination. The Company presented information to support its view that the Company was in compliance and presented a plan for continued compliance with the NASDAQ NMS continued listing criteria. The NASD has not yet informed the Company of its determination following the hearing.


      To further increase the Company's net tangible assets and in order to help further ensure the Company's compliance with NASDAQ listing requirements, management is in the process of negotiating with all participants in the March 1999 Preferred Stock exchange to obtain waivers of any redemption or recission rights. These waivers, if obtained, would eliminate cash redemption rights where the redemption event is beyond the control of the Company. This would qualify all related securities for classification in permanent stockholders' equity and increase the Company's qualifying net tangible assets. If such waivers are obtained, then management believes that the Company's current liquidity would be sufficient to meet its cash needs for its existing business through fiscal 1999. However, there can be no assurance that management's efforts in this regard will be successful.


      If management is not successful in obtaining such waivers, and it continues to incur operating losses it could fall below the minimum net asset requirement needed to qualify for continued listing on NASDAQ NMS. Management's plans in this regard include, among other things, (i) attempting to improve operating cash flow through increased license sales and service revenue, and
(ii) increasing the level of anticipated streamlining of its selling, administration and development functions. However there is no assurance that such plans, if implemented, will be sufficient.


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


      On March 5, 1999, the holder of the $10 million 9.01% convertible debenture converted the debenture into 2,500,000 shares of Class A Common Stock which increased shareholders' equity by approximately $9.6 million including a first quarter 1999 non-cash charge of approximately $3.5 million.


      On November 10, 1998, the shareholders approved the sale and issuance of Series B Preferred Stock in exchange for Series A Preferred Stock (subject to the execution of definitive agreements) and the issuance of Class A Common Stock purchase warrants to the Series B Preferred Stockholders. On March 5, 1999, the outstanding shares of Series A Preferred Stock were exchanged for Series B Preferred Stock. This exchange resulted in a non-cash credit to net loss available to Class A Common Stockholders of $445,000 in the first quarter of 1999. For further discussion of the Series A and B Preferred Stock see Note E to the Consolidated Financial Statements.


      For each $1 million of the Series A Preferred Stock held by the Series B Preferred Stockholders on September 1, 1998 and thereafter converted at a conversion price of $4.00 or more, the Series B Preferred Stockholders received four-year warrants to purchase 80,000 shares of Class A Common Stock exercisable at $3.00 per share. The issuance of one-half of the warrants was effected by modifying certain provisions of existing warrants held by the Series B Preferred Stockholders. The Company may force the exercise of the warrants if, among other things, the Class A Common Stock trades at $4.00 or more for 20 consecutive trading days and the aggregate of cash (and cash equivalents) as shown on the Company's most recent balance sheet is $5,000,000 or more. If there is a forced exercise, the exercise price of certain other existing warrants held by the Series B Preferred Stockholders would be modified to the lesser of (i) market value and (ii) the exercise price then in effect.


      During the fourth quarter of 1998, the Company initiated a search for a potential buyer of uPACS LLC (the "LLC") and its technology. At December 31, 1998, the LLC had substantially exhausted its capital resources and, as of the filing date of this quarterly report on Form 10-Q, a buyer had not yet been located. The Company continues to fund the enhancement of the LLC's product and seeks to identify a potential beta site for its technology .


      On March 16, 1999, the Company's Board of Directors approved the commencement of discussions to acquire Select in a stock transaction. In conjunction with these discussions, the Company loaned a total of $1,150,000 to Select under a promissory note. Discussions with Select terminated in May, 1999 and Select repaid the loan in full, including interest, in June 1999.


      The Company continually monitors its costs and undertook certain steps during the first half of 1999 to restructure its selling, administrative and development functions with the intention of further streamlining operations and reducing operating expenses. The full effect of these changes will not be realized until the second half of 1999.



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

                           Part II. Other Information


Item 4:         Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Shareholders was held on May 18, 1999.



      At the Annual Meeting, John C. Rhineberger and Robert Hurwitz were elected as directors, each for a three-year term. The results of the Shareholder vote was follows


           Proposal                          Class                    Votes For         Votes Withheld        Abstentions
           --------                          -----                    ---------         --------------        -----------
Election of                    Class A Common Stock                     14,160,012              139,902                --
John C. Rhineberger            Class B Common Stock                         23,193                  374                --
                               Series B Preferred Stock
                                    (as if converted to Class
                                    A Common Stock)                             --                   --                --

Election of                    Class A Common Stock                     14,160,012              139,902                --
Robert Hurwitz                 Class B Common Stock                         23,193                  374                --
                               Series B Preferred Stock
                                    (as if converted to Class
                                    A Common Stock)                             --                   --                --



         Directors whose terms of office continued following the Annual Meeting were Thomas E. Gardner, David C. Batten, Alexander M. Adelson and Alan S. Poole. A vote of shareholders was taken at the Annual Meeting on a proposal to amend the 1998 Stock Option and Stock Award Plan. The proposal was not approved by the shareholders. The results of the shareholder vote was as follows:


           Proposal                          Class                    Votes For          Votes Against        Abstentions
           --------                          -----                    ---------          -------------        -----------
Amendment to the 1998          Class A Common Stock                        946,714           13,333,435              20,133
Stock Option and Stock         Class B Common Stock                          4,230               19,337                  --
Award Plan                     Series B Preferred Stock
                                    (as if converted to Class
                                    A Common Stock)                              --                    --                   --


Item 6:         Exhibits and Reports on Form 8-K

(a)        Exhibits - (27) Financial Data Schedule (Edgar filing only).

                 10(lll) Change in Control Agreement dated June 11, 1999 by and between Base Ten Systems, Inc. and Robert J. Bronstein (modifying Exhibit 10(kkk) filed with Base Ten Systems, Inc.'s Current Report on Form 8-K on June 16, 1999).

                 10(mmm) Consulting Agreement dated June 25, 1999 by and among Base Ten Systems, Inc., Eurisko and Kris Adriaenssens.

(b) Reports on Form 8-K - Current Report on Form 8-K dated June 11, 1999 filed on June 16, 1999 reporting Base Ten Systems, Inc.'s acquisition of Almedica Technology Group.

                                   Signatures


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      August 13, 1999
                                    Base Ten Systems, Inc.
                                   (Registrant)




                                   By: /s/  Thomas E. Gardner
                                   ---------------------------------------------
                                         Thomas E. Gardner
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




                                   By: /s/  William F. Hackett
                                   ---------------------------------------------
                                       William F. Hackett
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                                   Signatures


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      August 13, 1999
                                     Base Ten Systems, Inc.
                                     (Registrant)




                                    By:-----------------------------------------
                                          Thomas E. Gardner
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                    By:
                                    --------------------------------------------
                                        William F. Hackett
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)