Form 10-Q
period 1999-09-30
BASE TEN SYSTEMS INC
filed 1999-11-15
CIK 10242

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended September 30, 1999          Commission File No. 0-7100

                             BASE TEN SYSTEMS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                            22-1804206
----------                                            ----------
(State of incorporation)                (I.R.S. Employer Identification No.)

One Electronics Drive
Trenton, N.J.                                           08619
-------------                                           -----
(Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (609) 586-7010



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO /_/


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



          Title of Class                      Outstanding at November 10, 1999
          --------------                      --------------------------------

  Class A Common Stock, $5.00 par value               5,052,096

  Class B Common Stock, $5.00 par value                  14,227


                             Base Ten Systems, Inc.
                                And Subsidiaries
                                      Index



Part I.         Financial Information                                                            Page

                Item 1: Financial Statements

                Consolidated Balance Sheets - September 30, 1999 (unaudited)
                and December 31, 1998 (audited)................................................    1

                Consolidated Statements of Operations -- Three and nine months
                ended September 30, 1999 and 1998 (unaudited)..................................    2

                Consolidated Statements of Changes in Shareholders' Equity - Nine
                months ended September 30, 1999 (unaudited)....................................    3

                Consolidated Statements of Cash Flows -- Nine months ended
                September 30, 1999 and 1998 (unaudited)........................................    4

                Notes to Consolidated Financial Statements.....................................    5

                Item 2:      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations...............................   11

                Item 3:      Quantitative and Qualitative Disclosures About Market Risk .......   16


Part II.        Other Information

                Item 6:      Exhibits and Reports on Form 8-K..................................   17



ITEM 1.       FINANCIAL STATEMENTS
                                               Base Ten Systems, Inc. and Subsidiaries
                                                     Consolidated Balance Sheets
                                       (dollars in thousands, except share and per share data)

                                                                                  September 30     December 31
                                                                                      1999            1998
                                                                                  (unaudited)       (audited)
                                                                                ---------------------------------
                                                     Assets
Current Assets:
   Cash and cash equivalents...............................................        $      8,539    $     17,437
   Accounts receivable, net................................................               2,285           2,372
   Other current assets....................................................                 513             639
                                                                                ---------------------------------
      Total Current Assets.................................................              11,337          20,448

Property, plant and equipment, net.........................................               4,753           5,026
Note receivable............................................................               1,975           1,975
Other assets...............................................................               7,854           6,372
                                                                                =================================
      Total Assets.........................................................        $     25,919    $     33,821
                                                                                =================================

      Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity
Current Liabilities:
   Accounts payable........................................................        $        446    $        984
   Accrued expenses........................................................               2,250           3,152
   Deferred revenue........................................................               1,382             756
   Current portion of financing obligation.................................                 126              74
                                                                                ---------------------------------
      Total Current Liabilities............................................               4,204           4,966

Long Term Liabilities:
   Long term debt..........................................................                  --          10,000
   Financing obligation....................................................               3,246           3,341
   Other long term liabilities.............................................                 223             228
                                                                                ---------------------------------
      Total Long Term Liabilities..........................................               3,469          13,569
Commitments and Contingencies

Redeemable Convertible Preferred Stock:
(994,202 total shares of preferred stock authorized):
   Series A Preferred  Stock,  $1.00 par value,  issued and  outstanding  14,942 shares at December 31, 1998; aggregate liquidation value of $14,942 at
      December 31, 1998....................................................                  --          12,914
   Series B Preferred Stock, $1.00 par value, issued and outstanding 15,203 shares at September 30, 1999; aggregate liquidation value of $15,203 at
      September 30, 1999...................................................              13,032              --
                                                                                ---------------------------------
      Total Redeemable Convertible Preferred Stock.........................              13,032          12,914
                                                                                ---------------------------------

Shareholders' Equity:
   Class A Common Stock, $5.00 par value,  12,000,000 shares authorized;  issued and  outstanding  5,040,655  shares at September 30, 1999 and 3,731,950 at
      December 31, 1998 (after adjustment of one-for-five
      reverse stock split).................................................              25,203          18,660
   Class B Common Stock, $5.00 par value, 400,000 shares authorized;
      issued and  outstanding  14,227 shares at September 30, 1999 and 14,282 at
      December 31, 1998 (after adjustment of one-for-five reverse
      stock split)                                                                           71              71
   Additional paid-in capital..............................................              63,774          52,885
   Accumulated deficit.....................................................             (83,284)        (68,767)
                                                                                ---------------------------------
                                                                                          5,764           2,849

   Accumulated other comprehensive loss ...................................                (269)           (196)
   Treasury Stock, 100,000 shares of Class A Common Stock, at cost.........                (281)           (281)
                                                                                ---------------------------------
      Total Shareholders' Equity ..........................................               5,214           2,372

                                                                                ---------------------------------
      Total Liabilities, Redeemable Convertible Preferred Stock, and
      Shareholders' Equity ................................................        $     25,919    $     33,821
                                                                                =================================

                                               Base Ten Systems, Inc. and Subsidiaries
                                                Consolidated Statements of Operations
                                                             (unaudited)
                                       (dollars in thousands, except share and per share data)

                                                               Three months ended                        Nine months ended
                                                     September 30, 1999 September 30, 1998    September 30, 1999  September 30, 1998
                                                     ------------------ ------------------    ------------------  ------------------
License and related revenue.......................      $          245    $         1,451      $          1,015    $         2,419
Services and related revenue......................               1,509              1,257                 3,424              3,251
                                                        ----------------------------------     -------------------------------------
                                                                 1,754              2,708                 4,439              5,670

Cost of revenues..................................               1,374              2,490                 4,139              8,540
Research and development..........................                 340                186                 1,235                520
Selling and marketing.............................               1,794              1,543                 4,753              3,725
General and administrative........................               1,683              1,527                 5,732              4,773
Non-cash debt conversion charge...................                  --                 --                 3,506                 --
                                                        ----------------------------------     -------------------------------------
                                                                 5,191              5,746                19,365             17,558
                                                        ----------------------------------     -------------------------------------

Loss from continuing operations before other
      income (expense) and income tax benefit.....              (3,437)            (3,038)              (14,926)           (11,888)

Other income (expense), net.......................                  57               (202)                  141               (645)

                                                        ----------------------------------     -------------------------------------
Net loss from continuing operations...............              (3,380)            (3,240)              (14,785)           (12,533)

Discontinued Operations:
Gain from sale of discontinued operations.........                  --                 --                 1,044                 --

                                                        ----------------------------------     -------------------------------------
Net loss..........................................              (3,380)            (3,240)              (13,741)           (12,533)

Less:     Dividends on Redeemable
               Convertible Preferred Stock........                  --               (443)                 (262)            (1,376)
          Accretion on Redeemable
               Convertible Preferred Stock........                (396)                --                  (960)                --
          Credit on Exchange of Redeemable
               Convertible Preferred Stock.......                   --                 --                   445                 --

                                                        ==================================     =====================================
Net loss available for common shareholders              $       (3,776)   $        (3,683)     $        (14,518)   $       (13,909)
                                                        ==================================     =====================================

Basic and diluted net gain (loss) per share
          Continuing Operations..................       $        (0.75)   $         (1.81)     $          (3.48)   $         (7.56)
          Discontinued Operations...............                    --                 --                  0.23                 --
                                                        ==================================     =====================================
                                                        $        (0.75)   $         (1.81)     $          (3.25)   $         (7.56)
                                                        ==================================     =====================================
Weighted average common shares
     outstanding - basic and diluted..............           5,054,000          2,030,000             4,463,000          1,841,000


                See Notes to Consolidated Financial Statements.


                     Base Ten Systems, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                   (unaudited)
                             (dollars in thousands)



                                                                                          Additional
                                     Class A                      Class B                  Paid-In
                                   Common Stock                 Common Stock               Capital
                                Shares       Amount         Shares         Amount
==========================   =============  ============    ============   ============   ==========
Balance at
December 31, 1998 ........    18,659,748    $    18,660        71,410      $         71   $    52,885
==========================   ===========    ===========     ===========    ============   ===========
Conversions:
    Common B to
    Common A .............           399             --          (266)             --              --
    Preferred A to
    Common A .............        28,695             29            --              --             (29)
    Debenture to
    Common A .............     2,500,000          2,500            --              --          10,609
Issuance of
Common Stock:
    Acquisition of
    Almedica Technology
    Group ................     3,950,000          3,950            --              --            (370)
    Employee stock
    purchase plan ........        63,446             64            --              --               2
    Exercise of options ..           250             --            --              --              --
Retirement of shares as
a result of five-for-one
reverse stock split ......   (20,161,883)            --       (56,917)             --              --
Dividends on Redeemable
Preferred Stock ..........            --             --            --              --              --
Accretion on Redeemable
Preferred Stock ..........            --             --            --              --              --
Credit on exchange of
redeemable convertible
preferred stock ..........            --             --            --              --             677

Comprehensive  Loss:
    Net loss .............            --             --            --              --              --
    Foreign currency
    translation ..........            --             --            --              --              --
    Unrealized loss on
    securities available
    for sale .............            --             --            --              --              --
                             -----------    -----------   -----------    ------------     -----------
Total Comprehensive
Loss .....................            --             --            --              --              --
==========================   ===========    ===========   ===========    ============     ===========
Balance at
September 30, 1999 .......     5,040,655    $    25,203        14,227    $         71     $    63,774
==========================   ===========    ===========   ===========    ============     ===========




                                            Accumulated
                                               Other
                                           Comprehensive                                  Total
                             Accumulated       Income          Treasury Stock           Shareholders
                               Deficit         (Loss)         Shares      Amount          Equity
                             ------------   -------------  -----------   ------------   ------------
Balance at
December 31, 1998 ........   $   (68,767)   $      (196)      (100,000)  $       (281)  $     2,372
==========================   ===========    ===========    ===========   ============   ===========
Conversions:
    Common B to
    Common A .............          --             --             --             --            --
    Preferred A to
    Common A .............          --             --             --             --            --
    Debenture to
    Common A .............          --             --             --             --          13,109
Issuance of
Common Stock:
    Acquisition of
    Almedica Technology
    Group ................          --             --             --             --           3,580
    Employee stock
    purchase plan ........          --             --             --             --              66
    Exercise of options ..          --             --             --             --            --
Retirement of shares as
a result of five-for-one
reverse stock split ......          --             --             --             --            --
Dividends on Redeemable
Preferred Stock ..........          (262)          --             --             --            (262)
Accretion on Redeemable
Preferred Stock ..........          (959)          --             --             --            (959)
Credit on exchange of
redeemable convertible
preferred stock ..........           445           --             --             --           1,122

Comprehensive  Loss:
    Net loss .............       (13,741)          --             --             --         (13,741)
    Foreign currency
    translation ..........          --              (57)          --             --             (57)
    Unrealized loss on
    securities available
    for sale .............          --              (16)          --             --             (16)
                             -----------    -----------    -----------   ------------   -----------
Total Comprehensive
Loss .....................          --             --             --             --         (13,814)
==========================   ===========    ===========    ===========   ============   ===========
Balance at
September 30, 1999 .......   $   (83,284)   $      (269)      (100,000)  $       (281)  $     5,214
==========================   ===========    ===========    ===========   ============   ===========



                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                                                  Nine Months          Nine Months
                                                                                     Ended                Ended
                                                                               September 30, 1999   September 30, 1998
----------------------------------------------------------------------------- -------------------- ---------------------
Cash Flows from Operating Activities:
          Net loss from continuing operations ..........................        $       (14,785)     $       (12,533)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
     Activities:
           Depreciation and amortization................................                  2,560                3,411
           Non-cash debt conversion charge..............................                  3,506                   --
           Unrealized loss on investment in securities..................                     16                   --
Changes in operating assets and liabilities: ...........................
          Accounts receivable...........................................                    268               (3,135)
          Other current assets..........................................                    185                 (306)
          Accounts payable, accrued expenses and deferred revenue.......                 (1,813)                (541)
-----------------------------------------------------------------------------   ------------------   -------------------
Net Cash Used in Operations.............................................                (10,063)             (13,104)
-----------------------------------------------------------------------------   ------------------   -------------------
Cash Flows from Investing Activities:
          Additions to property, plant and equipment ...................                   (281)                (533)
          Additions to capitalized software costs and other assets......                    373               (1,346)
          Purchase of assets related to FlowStream product .............                     --               (2,068)
          Acquisition of Almedica, net of cash acquired ................                    (51)                  --
-----------------------------------------------------------------------------   ------------------   -------------------
Net Cash Provided by (Used in) Investing Activities.....................                     41               (3,947)
-----------------------------------------------------------------------------   ------------------   -------------------
Cash Flows from Financing Activities:
          Proceeds from sale of discontinued operations.................                  1,044                   --
          Repayment of amounts borrowed.................................                    (43)                (103)
          Proceeds from issuance of redeemable preferred stock..........                     --                9,625
          Proceeds from issuance of common stock........................                     66                  668
-----------------------------------------------------------------------------   ------------------   -------------------
Net Cash Provided from Financing Activities.............................                  1,067               10,190
-----------------------------------------------------------------------------   ------------------   -------------------
Effect of Exchange Rate Changes on Cash.................................                     57                 (154)
-----------------------------------------------------------------------------   ------------------   -------------------
Net (Decrease)/Increase In Cash and Cash Equivalents....................                 (8,898)              (7,015)
Cash, beginning of period...............................................                 17,437                9,118
-----------------------------------------------------------------------------   ------------------   -------------------
Cash, end of period.....................................................        $         8,539      $         2,103
-----------------------------------------------------------------------------   ------------------   -------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest................................        $           520      $           826


                     Base Ten Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 1999
                                   (Unaudited)

A.         Basis of Presentation and Liquidity

    The Company's financial statements have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. In March 1999, the Company's Shareholders' Equity was increased by approximately $9.6 million through the conversion of its $10 million convertible debenture into common stock. Concurrent with that debt conversion, the Company's Series A Redeemable Convertible Preferred Stock was exchanged for Series B Redeemable Convertible Preferred Stock. Holders of the Preferred Stock have the right to require the Company to purchase their shares for cash upon the occurrence of certain Redemption Events, which if triggered, would adversely affect the Company. See Note E to the Consolidated Financial Statements. Accordingly, where these rights exist such redeemable securities are categorized outside of shareholders' equity and, thus, may not qualify as equity for the purposes of the NASDAQ minimum net tangible asset requirement. Also, security holders may have other rights/claims in connection with the March 1999 transactions. As a result of the debt conversion and the recategorization of the Series B Redeemable Preferred Shares described above, the Company's net tangible assets rose above the $4.0 million minimum to $7.4 million at March 31, 1999.

    On May 14, 1999, the NASD notified the Company that it intended to delist the Class A Common Stock from NASDAQ NMS because the NASD believed that the Company had failed to meet the NASDAQ NMS continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ NMS net tangible asset requirement and its minimum bid requirement. In response to a hearing before the NASD in which the Company appealed the NASD's determination, the listing of the Company's Class A Common Stock was transferred to the NASDAQ SmallCap Market effective September 10, 1999. In addition, the Company executed a one-for-five reverse stock split on September 24, 1999 in order to comply with the NASD's minimum bid price requirements. Under the rules of the NASDAQ SmallCap Market, the Company is required to maintain minimum net tangible assets of $2 million and a $1.00 minimum bid price. The Company also executed a one-for-five reverse stock split of Class B Common Stock effective September 24, 1999. See Note F to the Consolidated Financial Statements.

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

B.         Description of Business

      The Company develops, manufactures and markets computer software systems that assist manufacturers in industries regulated by the Food and Drug Administration ("FDA"). Our software systems aid our customers in complying with FDA cGMP guidelines, and improve our customer's overall productivity. The Company's software systems include BASE10(R)ME and BASE10(R)FS, which are "Manufacturing Execution Systems." BASE10(R)ME uses Windows NT operating systems and BASE10(R) FS uses HP-UX and Digital VAX/VMS operating systems. The Company's software systems also include BASE10(R) CS, BASE10(R)ADLS and BASE10(R)ADMS, which are "Clinical Supply Chain Management Solutions." These software systems assist clinical specialists in managing supplies for clinical trials. BASE10(R)CS uses Windows NT operating systems. BASE10(R)ADLS and BASE10(R)ADMS, formerly known as ADLS and ADMS, respectively, were acquired from Almedica International, Inc. See Note D to the Consolidated Financial Statements.

      The Company also develops and markets other medical devices, including uPACs(TM) and PRENVAL(TM). uPACs(TM) is an ultrasound picture archiving communications systems that digitizes, records and stores images on CD-ROM as an alternative to film and video storage. In 1997, the Company formed a limited liability company ("LLC") with an individual investor who is currently a principal stockholder of the Company. The Company contributed uPACs(TM) technology to the LLC, and the investor contributed $3 million to the LLC to fund required further development of the technology. Base Ten has a 9% interest in the LLC and the investor has a 91% interest in the LLC. The PRENVAL(TM) software program analyzes results of blood tests for prenatal detection of certain birth defects. The Company receives revenue from PRENVAL(TM) from a license to Johnson & Johnson, which markets the product in Europe under the name Prenata(TM).

C.         Summary of Significant Accounting Policies

            1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.

            2. Principles of Consolidation - The consolidated financial statements include the accounts of Base Ten Systems, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated. The
                Company's investment in the LLC is recorded under the equity method and is fully reserved until the LLC obtains additional financing.

            3. Risks and Uncertainties - The Company operates in the software industry, which is highly competitive and rapidly changing. The Company has had a history of significant losses from operations and is subject to certain risks, including all of the risks inherent in a technology business, including but not limited to: potential for significant technological changes in the industry or customer requirements; potential for emergence of competitive products with new capabilities or technologies; ability to manage future growth; ability to attract and retain qualified employees; dependence on key personnel; ability of software developed by the Company and licensed to customers or developed by third-party suppliers and used in the Company's operations to properly support dates in the year 2000 and beyond; success of its research and development; protection of intellectual property rights; and potentially long sales and implementation cycles. The Company is also subject to the risk associated with not satisfying the NASDAQ SmallCap Market continued listing criteria, which includes minimum net tangible assets of $2 million and minimum bid price of $1.

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

            4. Net Loss Per Share - The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. Earnings Per Share data has been restated for comparative purposes to reflect the impact of the one-for-five reverse stock split executed in September 1999. The following is a reconciliation of the numerators and denominators used to calculate loss per share in the Consolidated Statements of Operations (in thousands, except share and per share data):


                                                           Three Months        Three Months       Nine Months        Nine Months
                                                               Ended              Ended              Ended              Ended
                                                         September 30, 1999    September 30,      September 30,      September 30,
                                                                                   1998               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Loss per common share-basic:
Net loss from continuing operations                        $      (3,380)       $     (3,240)      $    (13,741)      $    (12,533)
Add: Gain from sale of discontinued operations                        --                  --              1,044                --
Less: Dividend on Series A Preferred Stock                            --                (443)              (262)           (1,376)
       Accretion on Series A Preferred Stock                        (396)                 --               (960)               --
       Credit on exchange of                                                                                445
          Redeemable                    Convertible                   --                  --
          Preferred Stock                                                                                    --
------------------------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)                $      (3,776)       $     (3,683)      $    (14,518)      $    (13,909)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares - basic (denominator)                  5,054,000           2,030,000          4,463,000          1,841,000
------------------------------------------------------------------------------------------------------------------------------------
       Net loss per common share-basic                     $        (.75)       $      (1.81)      $      (3.25)      $      (7.56)
------------------------------------------------------------------------------------------------------------------------------------

Loss per common share-fully diluted:
Net loss from continuing operations                        $      (3,380)       $     (3,240)      $    (13,741)      $    (12,533)
Add: Gain from sale of discontinued operations                        --                  --              1,044                --
Less: Dividend on Series A Preferred Stock                            --                (443)              (262)           (1,376)
       Accretion on Series A Preferred Stock                        (396)                 --               (960)               --
       Credit on exchange of Redeemable
          Convertible Preferred Stock                                 --                  --                445                --
------------------------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)                $      (3,776)       $     (3,683)      $    (14,518)      $    (10,226)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares                                        5,054,000           2,030,000          4,463,000          1,841,000
Effect of dilutive options / warrants                                 --                  --                 --                 --
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares-fully diluted (denominator)            5,054,000           2,030,000          4,463,000          1,841,000
------------------------------------------------------------------------------------------------------------------------------------
       Net loss per common share-diluted                   $        (.75)       $      (1.81)       $     (3.25)      $      (7.56)
------------------------------------------------------------------------------------------------------------------------------------


                Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods ended September 30, 1999 and 1998 and, therefore, were not included in the calculation of fully diluted earnings per share.

            5. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.


D.         Acquisitions

        On June 11, 1999, the Company acquired all of the outstanding stock of Almedica Technology Group Inc. ("Almedica"), a wholly-owned subsidiary of Almedica International, Inc. in exchange for 3,950,000 shares of Class A Common Stock (790,000 after adjustment for the September, 1999 reverse stock split). At the time of the purchase, Class A Stock traded for $.90625 per share ($4.53125 after adjustment for the September, 1999 reverse stock split). The acquisition has been accounted for under the purchase method, under which assets and liabilities acquired are recorded by the Company at their fair market value as of the purchase date. Management estimates the value of certain amortizable assets to be $3.4 million. These assets are included in other assets and are being amortized on a straight line basis over a period of seven years. Simultaneous with the closing of the transaction, the subsidiary was renamed BTS Clinical, Inc.

E.         Redeemable Convertible Preferred Stock and Convertible Debt


        On December 4, 1997, the Company entered into a securities purchase agreement to sell 19,000 of Series A Convertible Preferred Stock, $1.00 par value, ("Series A Preferred Stock") and common stock warrants for gross proceeds of $19,000,000. The closing of the Series A Preferred Stock and warrants occurred in two tranches. On December 9, 1997, the Company issued 9,375 shares of Series A Preferred Stock and 375,000 warrants (75,000 after adjustment for the reverse stock split). An additional 346,000 warrants were issued to consultants valued at approximately $1,011,000. The transaction resulted in net proceeds of $6,984,000, net of offering costs of $1,380,000. The Company allocated the net proceeds of the first tranche of Series A Preferred Stock and the warrants based upon their relative fair values resulting in $6,155,000 assigned to the Series A Preferred Stock and $829,000 to the warrants. On December 31, 1997, 9,625 shares of Series A Preferred Stock and 385,000 warrants (77,000 after adjustment for the reverse stock split) were issued to the holders of the Series A Preferred Stock, net of cash offering costs of approximately $245,000, resulting in net proceeds of $9,380,000. The Company allocated the net proceeds of the second tranche of Series A Preferred Stock and the warrants based upon their relative fair values resulting in $8,529,000 assigned to the Series A Preferred Stock and $851,000 to the warrants. Such proceeds were received on January 2, 1998, and were recorded as subscriptions receivable at December 31, 1997.


        During 1998, 5,798 shares of Series A Preferred Stock were converted into 1,917,806 shares of Class A Common Stock (383,561 after adjustment for the September 1999 reverse stock split) and 1,740 shares of Series A Preferred Stock were issued as dividends resulting in 14,942 shares of Series A Preferred Stock outstanding at December 31, 1998.


        On March 5, 1999, the outstanding Series A Preferred Stock and warrants were exchanged for Series B Convertible Preferred Stock, $1.00 par value, ("Series B Preferred Stock"). As a result, approximately 15,203 shares of Series B Preferred Stock, with a principal amount of approximately $15,203,000 were exchanged for the outstanding shares of Series A Preferred Stock. In addition, 632,000 new Warrants (126,400 after adjustment for the reverse stock split) were issued to Series B Preferred Stockholders, and 720,000 Warrants (144,000 after adjustment for the reverse stock split) were issued to replace certain original Warrants issued in December 1997. The Series B Preferred Stock and Warrants have been recorded at their estimated fair value of $13,013,000. The difference between this estimated fair value and the carrying value of the Series A Preferred Stock has been recorded as a credit to net loss available to common shareholders.


        Also on March 5, 1999, the Company's $10 million Convertible Subordinated Debenture was converted at the reduced conversion price of $4.00 per share ($20.00 after adjustment for the September 1999 reverse stock split). The shareholders had previously approved a proposal to authorize the Company to decrease this conversion price from $12.50 to $4.00 per share of Class A Common Stock. The market value of the additional conversion shares issued as a result of the reduced conversion price was approximately $3,506,000.


        The terms of the Series B Preferred Stock are similar to the Series A Preferred Stock, except that: (a) the Series B Preferred Stock have a conversion price of that number of shares determined by dividing the Mandatory Redemption Price, as defined in the terms of the Series B Preferred Stock, by $4.00, whereas the conversion price of the Series A Preferred Stock was equal to the Mandatory Redemption Price divided by the lesser of (i) $16.25 or (ii) the Weighted Volume Average Price (as defined) of the Class A Common Stock prior to the conversion date limited to 3,040,000 shares (608,000 shares after adjustment for the September 1999 reverse stock split); (b) the Series B Preferred Stock does not provide the holder with the option to receive a subordinated 8% promissory note because of the elimination of the 3,040,000 share limitation (608,000 shares after adjustment for the September 1999 reverse stock split); and (c) the Series B Preferred Stock does not provide for a dividend payment based on the market price of the Class A Common Stock. As a result of the exchange of Series A Preferred Stock for Series B Preferred Stock, preferred stock dividends are no longer required to be paid by the Company.


        The Series B Preferred Stock is convertible at any time or from time to time into Class A Common Stock at a conversion price of $4.00 ($20.00 after adjustment for the September 1999 reverse stock split).


        The Series B Preferred Stock matures on December 15, 2000. On the maturity date, the Company must redeem the outstanding preferred stock at its Mandatory Redemption Price, which is the sum of the purchase price, accrued but unpaid dividends and other contingent payments as provided pursuant to the terms of the Series B Preferred Stock. The portion of the Mandatory Redemption Price constituting such other contingent payments is payable in cash whereas the purchase price and accrued but unpaid dividends are payable in cash or common stock at the option of the Company. Accordingly, the Company is accreting the carrying value of the Series B Preferred Stock to the purchase price and recognizing the accretion charges to retained earnings (accumulated deficit) over the three year period from issuance to maturity. The accretion in the third quarter of 1999 aggregated approximately $427,800. If the Company elects to settle the redemption in Class A Common Stock the Mandatory Redemption Price is 1.25 times the purchase price and would result in an additional charge in the period of redemption.


        Holders of the Series B Preferred Stock have the right to require the Company to purchase their shares for cash upon the occurrence of a Redemption Event. Redemption Events include: a) suspension of trading or delisting from the NASD NMS or NASD SmallCap Markets of the Class A Common Stock for an aggregate of 30 trading days in any 18 month period;
        b) failure by the Company to cause the holders to be able to utilize the registration statement filed for the resale of the shares of the Class A Common Stock shares into which the Series B Preferred Stock is convertible; c) failure to issue Class A Common Stock upon exercise of conversion rights by a preferred shareholder; or d) failure to pay any amounts due to preferred shareholders. The cash purchase price upon occurrence of a Redemption Event is the greater of a) 1.25 times the Mandatory Redemption Price, or b) the Mandatory Redemption Price divided by the product of the effective conversion price and the market value of the common shares. Any remaining accretion to the actual cash purchase price would be recorded upon a Redemption Event.


        The Series B Preferred Stock is mandatorily redeemable upon the occurrence of a Redemption Event at the election of the holder and, accordingly, is classified as Redeemable Convertible Preferred Stock, rather than as a component of Shareholders' Equity (Deficit).


        The Series B Preferred Stock has a liquidation preference as to its principal amount and any accrued and unpaid dividends. The Company has reserved 7,068,465 shares of Class A Common Stock (1,413,693 after adjustment for the reverse stock split) for conversion of Series B Preferred Stock and exercise of certain common stock warrants held by the Series B Preferred Stockholders.


        Series B Preferred Stockholders have the same voting rights as the holders of Class A Common Stock, calculated as if all outstanding shares of Series B Preferred Stock had been converted into shares of Class A Common Stock on the record date for determination of shareholders entitled to vote on the matter presented, subject to limitations applicable to certain holders.


        For each $1 million of the Series A Preferred Stock held by the Series B Preferred Stockholders on September 1, 1998 and thereafter converted at a conversion price of $4.00 or more, the Series B Preferred Stockholders received four-year warrants to purchase 80,000 shares (16,000 after adjustment for the reverse stock split) of Class A Common Stock exercisable at $3.00 per share. The issuance of one-half of the warrants was effected by modifying certain provisions of existing warrants held by the Series B Preferred Stockholders. The Company may force the exercise of the warrants if, among other things, the Class A Common Stock trades at $4.00 ($20.00 after adjustment for the reverse stock split) or more for 20 consecutive trading days and the aggregate of cash (and cash equivalents) as shown on the Company's most recent balance sheet is $5,000,000 or more. If there is a forced exercise, the exercise price of certain other existing warrants held by the Series B Preferred Stockholders would be modified to the lesser of (i) market value and
        (ii) the exercise price then in effect. See Note H to the Consolidated Financial Statements.

F.         Reverse Stock Split


        On September 24, 1999, the Company executed a one-for-five reverse split of the Company's Class A Common and Class B Common Stock. Under the terms of the split, each shareholder received one share of Class A Common $5 par value stock for every five shares, or fraction thereof, of Class A Common $1 par value stock owned as of the transaction date. In addition, shareholders received one share of Class B Common $5 par value stock for every five shares, or fraction thereof, of Class B Common $1 par value stock owned as of September 24, 1999. As a result of the reverse stock split, the Company retired 20,161,883 shares of Class A Common Stock and 56,917 shares of Class B Common Stock. The prices for shares of the Company's Class A Common Stock traded through the NASD SmallCap Market reflected the reverse stock split as of September 24, 1999, while trading of Class B Common Stock on the Bulletin Board reflected the reverse stock split as of November 8, 1999. All references in the consolidated balance sheets and the consolidated statements of operations to shares and per share data have been adjusted retroactive to January 1, 1998 in response to the reverse stock split.

G.         Segment Information


        The Company is organized and operates as a single segment. The following tabulation details the Company's operations in different geographic areas for the nine months ended September 30, 1999 and 1998 (dollars in thousands):



                                               United States            Europe              Eliminations          Consolidated
-------------------------------------------- ------------------- ---------------------- --------------------- ----------------------
Nine Months Ended September 30, 1999:
Revenues from unaffiliated sources            $    1,549           $          2,890       $           --         $         4,439
-------------------------------------------- ------------------- ---------------------- --------------------- ----------------------
Identifiable assets at September 30, 1999     $   35,476           $          1,078       $        (10,635)      $        25,919
-------------------------------------------- ------------------- ---------------------- --------------------- ----------------------
Nine Months Ended September 30, 1998:
-------------------------------------------- ------------------- ---------------------- --------------------- ----------------------
Revenues from unaffiliated sources            $    3,073           $          2,597       $           --         $         5,670
-------------------------------------------- ------------------- ---------------------- --------------------- ----------------------
Identifiable assets at September 30, 1998     $   27,403           $          1,731       $         (7,055)      $        21,596
-------------------------------------------- ------------------- ---------------------- --------------------- ----------------------



H.         Discontinued Operations


        On October 27, 1997, the Company entered into an agreement to sell its Government Technology Division ("GTD") to Strategic Technology Systems, Inc. ("Strategic"). The net assets of the GTD were sold to Strategic at the close of business on December 31, 1997.


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

I.         Subsequent Events


        On October 28, 1999, Thomas E. Gardner resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Stephen A. Cloughley was hired as President and Chief Executive Officer and Robert Hurwitz was named by the Board of Directors as Chairman of the Board.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, as amended.


Three Months ended September 30, 1999 compared with Three Months ended September 30, 1998


   Continuing Operations


        Revenues. Revenues decreased 35% to $1.8 million in the three-month period ended September 30, 1999 as compared to $2.7 million in the period ended September 30, 1998. The revenue decreased due to a lengthening sales cycle experienced by the Company. Delays in the sales decision are, to a large extent, the result of concerns affecting all software developers of the impact of Y2K. Revenues for the third quarter of 1999 were derived 14% from software licenses and enhancements, 35% from maintenance and 51% from support services, compared to revenues for the third quarter of 1998 which were derived 54% from software licenses and enhancements, 14% from maintenance and 32% from support services.


        Cost of Sales. Cost of sales, which includes amortization of software development costs for PHARMASYST(TM) and BASE10(R)ME, decreased 45% to $1.4 million in the third quarter of 1999 from $2.5 million in the third quarter of 1998. The decrease is primarily the result of a reduction of $0.2 million in labor and related expenses and a $.6 million reduction of amortization of software development costs.


        Research and Development Costs. Research and development costs increased to $0.3 million in the third quarter of 1999 as compared to $0.2 million in the third quarter of 1998. The increase is related to additional salaries and related expenses in the 1999 period being dedicated to developing future versions of the Company's products.


        Sales and Marketing Expenses. Sales and marketing expenses increased in the third quarter of 1999 to $1.8 million from $1.5 million in the third quarter of 1998. This rise was mainly due to the hiring of additional personnel which caused an increase in salaries and related expenses.


        General and Administrative Expenses. General and administrative expenses totaled $1.7 million in the third quarter of 1999 as compared to $1.5 million in the third quarter of 1998. This change was principally due to increased realized expenses of $0.1 million related to the uPACS(TM) operation, which the Company began funding in January 1999 and $0.1 million in amortization of assets acquired in June 1999 from Almedica International Inc.


        Other Income and Expense. Other income and expense improved by $0.3 million to a net income of $0.1 million in the third quarter of 1999 from a net expense of $0.2 million in the third quarter of 1998. Other income and expense in 1999 is primarily comprised of interest income of $0.1 million earned on investments and a note receivable from Strategic Technology Systems, Inc. ("Strategic") offset by interest expense of $0.1 million. In the third quarter of 1998, other expense was comprised of interest expense of $0.3 million, offset by $0.1 million of interest and other income. Interest expense decreased in the third quarter of 1999 as a result of the conversion of the Company's long-term debt in March 1999.


        Continuing Losses. The Company incurred a net loss of $3.4 million in the quarter ended September 30, 1999, compared to a $3.2 million net loss in 1998. The loss in the third quarter of 1999 was $0.2 million higher than the comparable period in 1998 despite a reduction in revenue of $1.0 million. Operating expenses decreased $0.5 million to $5.2 million in 1999 from $5.7 million in the 1998 period due to decreases in cost of sales ($1.1 million) offset by increases in research and development ($0.2 million), selling and marketing ($0.3 million) and general and administrative ($0.2 million). Other income and expenses improved in the third quarter of 1999 by $0.3 million. The Company expects additional losses during the remainder of 1999. However, the Company's sales backlog has increased as a result of expanded marketing efforts and the release of version 3.2 of BASE10(R)ME, which is expected to generate increased revenues in the future. The Company's ability to achieve profitable operations is dependent upon, among other things, ongoing successful development and maintenance of its BASE10(R)ME, BASE10(R)CS, BASE10(R)FS, BASE10(R)ADLS and BASE10(R)ADMS systems; timely delivery, successful installation and acceptance of its systems by its customers; and successful competition in the markets in which the Company participates.


Nine Months ended September 30, 1999 compared with Nine Months ended September 30, 1998.

   Continuing Operations

        Revenues. Revenues were $4.4 million in the nine months ended September 30, 1999 as compared to $5.7 million in the comparable period in 1998. The revenue decreased due to a lengthening sales cycle experienced by the Company. Delays in the sales decision are, to a large extent, the result of concerns affecting all software developers of the impact of Y2K. Revenues for the nine months ended September 30, 1999 were derived 23% from software licenses and product enhancements, 51% from solutions services and 26% from maintenance, compared to 43% from software licenses and product enhancements, 44% from solutions services and 13% from maintenance in the nine months ended September 30, 1998.


        Cost of Sales. Cost of sales during the nine months ended September 30, 1999 decreased 52% to $4.1 million from $8.5 million in the nine months ended September 30, 1998. In the nine months ended September 30, 1999, salary and related expenses in cost of sales were approximately $2.5 million, as compared to $3.8 million in the nine months ended September 30, 1998, representing a decrease of $1.3 million. In addition, outsourced labor decreased by $0.6 million and amortization of software development costs decreased by $1.6 million during the nine months ended September 30, 1999.


        Research and Development Costs. Research and development costs increased to $1.2 million in the nine months ended September 30, 1999 as compared to $0.5 million in the nine months ended September 30, 1998. This increase is related to additional salaries and related expenses in the nine months ended September 30, 1999. Research and development costs are incurred to develop future additions to the Company's current product family.


        Sales and Marketing Expenses. Sales and marketing expenses increased 28% in the nine months ended September 30, 1999 to $4.8 million, from $3.7 million in the nine months ended September 30, 1998. The rise was mainly attributable to the hiring of additional personnel which increased salary and related expenses.


        General and Administrative Expenses. General and administrative expenses increased in the nine months ended September 30, 1999 to $5.7 million, from $4.8 million in the nine months ended September 30, 1998. The increase was primarily due to an additional $0.5 million for professional fees in 1999 as well as $0.6 million in expenses relating to the uPACSTM operation, which the Company began funding in January 1999.


        Other Income and Expenses. Other income and expense improved to a net income of $0.1 million in the nine months ended September 30, 1999 from a net expense of $.7 million in the first nine months of 1998. Other income and expense in 1999 is primarily comprised of interest income and interest expense. Interest income, derived from a note receivable from Strategic and investments in cash and cash equivalents totaled $0.6 million in the nine months ended September 30, 1999 and $0.4 million in the nine months ended September 30, 1998. Interest expense decreased from $1.2 million in the nine months ended September 30, 1998 to $0.5 in the nine months ended September 30, 1999 as a result of the conversion of the Company's long-term debt in March 1999.


        Continuing Losses. The Company incurred a net loss from continuing operations of $14.8 million in the nine months ended September 30, 1999, compared to a $12.5 million net loss for the nine month period ended September 30, 1998. Of the loss in the nine months ended September 30, 1999, $3.5 million was caused by the one-time non-cash accounting charge related to the March 1999 conversion of the $10 million debenture. Excluding the effects of this one-time charge, the net loss for the nine months ended September 30 was $1.3 million less in 1999 than in 1998. Revenue was $1.2 million lower in the nine months ended September 30, 1999 than in the nine months ended September 30, 1998. Cost of revenues decreased by $4.4 million, but this was partially offset by increases in research and development ($0.7 million), selling and marketing ($1.0 million), and general and administrative expenses ($1.0 million). Other income and expenses improved in the nine months ended September 30, 1999 by $0.8 million. The Company expects additional losses during the remainder of 1999. However, the Company's sales backlog has increased as a result of expanded marketing efforts and the release of version 3.2 of BASE10(R)ME, which is expected to generate increased revenues in subsequent periods. The Company's ability to achieve profitable operations is dependent upon, among other things, ongoing successful development and maintenance of its BASE10(R)ME, BASE10(R)CS, BASE10(R)FS, BASE10(R)ADLS and BASE10(R)ADMS systems; timely delivery, successful installation and acceptance of its systems by its customers; and successful competition in the markets in which the Company participates.


   Additional Proceeds from Discontinued Operations


        During the second quarter of 1999, the Company received a cash payment of $1.0 million as a result of the sale of Strategic to Smiths Industries ("Smiths"). This payment was received in accordance with the terms of the Company's agreement to sell certain assets of its Government Technology Division ("GTD") to Strategic in 1997. The Company does not anticipate any further income or expenses relating to the disposition of the GTD.


Other Events in 1999


      The Company is relying on its leading products, BASE10(R)ME, BASE10(R)CS, BASE10(R)FS, BASE10(R)ADLS and BASE10(R)ADMS, to stimulate new orders. Neither the additional development of the Company's MES products nor the consequential generation of cash can be assured, either in time or amount, nor is there any assurance that such amounts will be sufficient for the Company's needs. In the absence of such orders or the promise thereof, neither of which can be assured, as well as in connection with its expected capital needs for the year 2000 and beyond, the Company may elect to seek additional sources of capital and may also elect to reduce the pace of its development of its products and/or establish other cost reduction measures, which could adversely impact the Company. In the event the Company elects to seek additional capital there can be no assurance that such funds or capital would be available on the terms or in the amounts needed.


      On June 11, 1999, the Company acquired all of the outstanding stock of Almedica Technology Group, Inc. ("Almedica"), a wholly owned subsidiary of Almedica International, Inc., in exchange for 3.95 million shares of Class A Stock (790,000 shares after adjustment for the reverse stock split). At the time of the purchase, Class A Common Stock traded for $.90625 per share ($4.53125 per share after adjustment for the reverse stock split). The acquisition has been accounted for under the purchase method. Simultaneous with the closing of the transaction, the subsidiary was renamed BTS Clinical, Inc. In conjunction with the transaction, Clark Bullock, Almedica International, Inc.'s Chairman of the Board, became a director of the Company. In addition, Robert J. Bronstein, formerly President of Almedica, joined the Company as President, Applications Software Division. As a result of this acquisition, the Company now markets BASE10(R)ADLS and BASE10(R)ADMS, which are the clinical supplies management systems.


      In April, 1999, Drew Sycoff, a principal of Andrew Garrett, Inc., on behalf of Mr. Sycoff's clients, including Jesse L. Upchurch, the beneficial owner of more than 40% of the combined voting power of the Company, nominated John C. Rhineberger and Robert Hurwitz to the Company's Board of Directors. Mr. Rhineberger and Mr. Hurwitz were elected to the Board of Directors at the Company's annual meeting of shareholders in May 1999. On October 28, 1999, Thomas E. Gardner resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Stephen A. Cloughley was hired as President and Chief Executive Officer and Mr. Hurwitz was named by the Board of Directors as Chairman of the Board.


Readiness for the Year 2000


      Generally, in today's business environment, some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. The Company, in anticipating the year 2000, has kept the potential for this problem (the "Y2K Problem") in mind when purchasing new computers, software and equipment during the past two years. The Company has also considered the Y2K Problem when developing new products for sale to customers.


      Company Readiness. The Y2K Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, during the second quarter of 1998, the Company formed an internal Y2K committee whose goal has been to minimize any disruptions of the Company's business and to limit the Company's liabilities resulting from the Y2K Problem. As a result, the Company has reviewed its internal computer programs and systems, as well as the software that the Company develops and sells to customers, to determine if the programs and systems will be Y2K compliant.


      Information Technology Systems. During the first quarter of 1998, the Company, in anticipation of the year 2000, replaced its existing financial accounting software system, which the Company deems to be a business-critical system, with a system which is vendor-certified as being Y2K compliant.


      The  Company  has   reviewed   all  of  the  major   computers,   software
applications, and related equipment used in connection with its internal operations to ensure that the possibility of a material disruption to its business is minimized. All hardware or software systems that were not Y2K compliant have been either replaced or remediated.


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


      Software Sold to Customers. The Company believes that it has substantially identified and resolved all potential Y2K Problems with its MES software, as well as with version 3.4 and later versions of BASE10(R)FS. However, management also believes that it is not possible to determine with complete certainty that all Y2K Problems affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.


      Certain customers have earlier versions of the Company's MES software, PHARM2(TM) (prior to version 2.3) and PHARMASYST(R) which have not been tested by the Company for Y2K compliance. All of the customers that have purchased these earlier versions have had substantial customization done, which dictates that Y2K testing and modifications must be done on a case by case basis. These customers have been notified of the Company's willingness and ability to provide Y2K test specifications and/or assistance for a fee. It is a small number of customers that still operate with these earlier versions, and the Company believes that Y2K issues, if any, related to these earlier versions of the Company's software product will not require any material financial or human resources.


      Some customers have earlier versions of BASE10(R)FS (prior to version 3.4) which have not been tested for Y2K compliance. However, the Company has a standard upgrade path in place for bringing any of these earlier versions into Y2K compliance if the customer wishes to do so.


      Costs of Compliance. The Company is not aware of any computer system that is not Y2K compliant. Accordingly, the Company does not anticipate that the cost of unforeseen Y2K Problems, if any, will have a material adverse affect on its operations.


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


      Most Likely Consequences of Year 2000 Problems. The Company believes it has identified and resolved all Y2K Problems that could have a material adverse affect on its business operations. However, management believes that it is not possible to determine with complete certainty that all Y2K Problems affecting the Company will be identified or corrected. It is not possible to accurately predict how many Y2K Problem-related failures will occur or the severity, duration, or financial consequences of any such failures. As a result, management expects that the Company, under a worst-case scenario, could suffer the following consequences: (a) a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and (b) a small number of serious system failures related to older versions of the Company's PHARMASYST(R) and PHARM2(TM) products that may require significant efforts by the Company and/or its customers to prevent or alleviate material business disruptions.


      Contingency Plans. The Company has implemented contingency plans developed as part of its effort to identify and correct Y2K Problems that may affect its internal systems, software and third party suppliers. These plans included accelerated replacement of affected third party equipment and software and hardware. Based on the Company's current analysis of the Y2K Problem, as described above, the Company does not believe that the Y2K Problem will have a material adverse effect on the Company's business or results of operations.


      Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Y2K compliance are forward-looking statements. The Company's ability to achieve Y2K compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the resources needed to bring older versions of the Company's PHARMASYST(R) and PHARM2(TM) software into Y2K compliance, the third-party supplier's ability to modify its proprietary software, and unanticipated problems identified in the ongoing compliance review.


Liquidity and Capital Resources


      The Company's working capital decreased from $15.5 million to $7.1 million during the nine months ended September 30, 1999. The Company had $8.5 million of cash at September 30, 1999 whereas the Company had $17.4 million of cash at December 31, 1998. The decrease in cash during the six months ended September 30, 1999 resulted primarily from cash used in operations of $10.2 million.


      In 1999, cash used in operations has been affected primarily by the net loss of $14.8 million (partially offset by the $3.5 million non-cash accounting charge related to the $10 million debenture conversion), an increase of $0.6 million in accounts receivable, and a reduction of $1.0 million in accounts payable and accrued expenses. These uses of cash have been partially offset by amortization and depreciation of $1.4 million, included in the aforementioned net loss amount, an increase in deferred revenue of $0.7 million and by a one-time receipt of $1.0 million related to the GTD sale.


      The Company's financial statements have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. In March 1999, the Company's Shareholders' Equity was increased by approximately $9.6 million through the conversion of its $10 million convertible debenture into common stock. Concurrent with that debt conversion, the Company's Series A Redeemable Convertible Preferred Stock was exchanged for Series B Redeemable Convertible Preferred Stock. Holders of the Preferred Stock have the right to require the Company to purchase their shares for cash upon the occurrence of certain Redemption Events, which if triggered, would adversely affect the Company. See Note E to the Consolidated Financial Statements. Accordingly, where these rights exist such redeemable securities are categorized outside of shareholders' equity and, thus, may not qualify as equity for the purposes of the NASDAQ minimum net tangible asset requirement. Also, security holders may have other rights/claims in connection with the March 1999 transactions. As a result of the debt conversion and the recategorization of the Series B Redeemable Preferred Shares described above, the Company's net tangible assets rose above the $4.0 million minimum to $7.4 million at March 31, 1999.


       On May 14, 1999, the NASD notified the Company that it intended to delist the Class A Common Stock from NASDAQ NMS because the NASD believed that the Company had failed to meet the NASDAQ NMS continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ NMS net tangible asset requirement and its minimum bid requirement. In response to a hearing before the NASD in which the Company appealed the NASD's determination, the listing of the Company's Class A Common Stock was transferred to the NASDAQ SmallCap Market effective September 10, 1999. In addition, the Company executed a one-for-five reverse stock split on September 24, 1999 in order to comply with the NASD's minimum bid price requirements. Under the rules of the NASDAQ SmallCap Market, the Company is required to maintain minimum net tangible assets of $2 million and a $1.00 minimum bid price. The Company also executed a one-for-five reverse stock split of Class B Common Stock effective September 24, 1999. See Note F to the Consolidated Financial Statements.


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


      The March 5, 1999 conversions by the holder of the $10 million 9.01% convertible debenture into 2,500,000 shares of Class A Common Stock (500,000 shares after adjustment for the reverse stock split) which increased Shareholders' Equity by approximately $9.6 million including a first quarter 1999 non-cash charge of approximately $3.5 million.


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


      For each $1 million of the Series A Preferred Stock held by the Series B Preferred Stockholders on September 1, 1998 and thereafter converted at a conversion price of $4.00 ($20.00 after adjustment for the reverse stock split) or more, the Series B Preferred Stockholders received four-year warrants to purchase 80,000 shares of Class A Common Stock (16,000 shares after adjustment for the reverse stock split) exercisable at $3.00 per share ($15.00 per share after the reverse stock split). The issuance of one-half of the warrants was effected by modifying certain provisions of existing warrants held by the Series B Preferred Stockholders. The Company may force the exercise of the warrants if, among other things, the Class A Common Stock trades at $4.00 ($20.00 after adjustment for the reverse stock split ) or more for 20 consecutive trading days and the aggregate of cash (and cash equivalents) as shown on the Company's most recent balance sheet is $5,000,000 or more. If there is a forced exercise, the exercise price of certain other existing warrants held by the Series B Preferred Stockholders would be modified to the lesser of (i) market value and (ii) the exercise price then in effect.


      During the fourth quarter of 1998, the Company initiated a search for a potential buyer of uPACs LLC (the "LLC") and its technology. At December 31, 1998, the LLC had substantially exhausted its capital resources and, as of the filing date of this Quarterly Report on Form 10-Q, a buyer had not yet been identified. The Company continues to fund the enhancement of the LLC's product and seeks to identify a potential beta site for its technology .


      The Company continually monitors its costs and undertook certain steps during the first half of 1999 to restructure its selling, administrative and development functions with the intention of streamlining operations and reducing operating expenses. Further cost cutting measures were announced in November, 1999. The full effect of these changes will not be realized until 2000.


Forward Looking Statements


        The foregoing contains forward looking information within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward looking statements and paragraphs may be identified by such forward looking terminology as "may", "will", "believe", "anticipate", or similar words or variations thereof. Such forward looking statements involve certain risks and uncertainties including the particular factors described more fully above in the MD&A section and throughout this report and in each case actual results may differ materially from such forward looking statements. Successful marketing of BASE10(R)ME and BASE10(R)FS and their future contribution to Company revenues depends heavily on, among other things, successful early completion of current test efforts and the necessary corrections to the software permitting timely delivery to customers, none of which can be assured. Other important factors that the Company believes may cause actual results to differ materially from such forward looking statements are discussed in the "Risk Factors" sections in the Company's Registration Statement on Form S-3 (File No. 333-70535) as well as current and previous filings with the Securities and Exchange Commission. In assessing forward looking statements contained herein, readers are urged to read carefully those statements and other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results or events (expressed or implied) will not be realized.


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           Part II. Other Information


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

           (a)       Exhibits.

                     27        Financial Data Schedule (Edgar filing only).


           (b)       Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   Signatures


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      November 12, 1999
                                  Base Ten Systems, Inc.
                                  (Registrant)




                                 By:  STEPHEN A. CLOUGHLEY
                                      ------------------------------------------
                                       Stephen A. Cloughley
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)






                                 By: WILLIAM F. HACKETT
                                     -------------------------------------------
                                     William F. Hackett
                                     Senior Vice President and Chief Financial
                                     Officer
                                     (Principal Financial Officer)

                                  Exhibit Index



Exhibit No.               Description
-----------               -----------

     27                   Financial Data Schedule