Form 10-K
period 1999-12-31
BASE TEN SYSTEMS INC
filed 2000-04-14
CIK 10242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For the Fiscal Year Ended December 31, 1999

                           Commission File No. 0-7100


                             BASE TEN SYSTEMS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


New Jersey                                          22-1804206
----------                                          ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

One Electronics Drive
Trenton, New Jersey                                    08619
-------------------                                    -----
(Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (609) 586-7010

           Securities registered pursuant to Section 12(g) of the Act:

          Title of each class                              Outstanding at
                                                           March 17, 2000
                                                           --------------

          Class A Common Stock                                5,106,048
          Class B Common Stock                                    9,450

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

As of March 17, 2000, 5,106,048 shares of Class A Common Stock and 9,450 shares of Class B Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $16,650,000 and $57,000, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

Item 1.  Business
-----------------


Forward Looking Statement
-------------------------

     The following contains forward looking information within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward looking statements and paragraphs may be identified by such forward looking terminology as "may", "will", "believe", "anticipate", or similar words or variations thereof. Such forward looking statements involve certain risks and uncertainties including the particular factors described more fully above in this business discussion and throughout this annual report and in each case actual results may differ materially from such forward looking statements. Successful marketing of BASE10(R)ME, BASE10(R)CS, BASE10(R)FS, BASE10(R)ADLS and BASE10(R)ADMS and their future contribution to Company revenues depends heavily on, among other things, successful early completion of current test efforts and the necessary corrections to the software permitting timely delivery to customers, none of which can be assured. Other important factors that the Company believes may cause actual results to differ materially from such forward looking statements are discussed in the "Risk Factors" sections in the Company's Registration Statement on Form S-3 (File No. 333-70535) as well as current and previous filings with the Securities and Exchange Commission. In assessing forward looking statements contained herein, readers are urged to read carefully those statements and other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results or events (expressed or implied) will not be realized.


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

     As an outgrowth of strategic planning work begun in 1990, management began looking at new business lines leveraging its experience in developing safety critical technology applications. With the promise of significant growth, the pharmaceutical and medical device markets emerged as likely targets of opportunity for the "new" Base Ten. Specifically, the development and marketing of software solutions for the manufacture of products regulated by the Food and Drug Administration ("FDA") addressed a totally unserved market niche. The Company established the Medical Technology Division ("MTD") to address the differing development, manufacturing, marketing, and sales needs of this commercial sector.

     Losses resulting from reduced revenues from the shrinking defense market coupled with considerable product development and marketing expense in the MTD produced increasing operating losses for Base Ten as a whole. In 1997, the decision was reached to sell the defense related business and focus exclusively on the opportunities offered in the FDA-regulated market. On December 31, 1997, following shareholder approval, Base Ten completed the sale of the GTD to Strategic Technology Systems, Inc. ("Strategic"). On January 29, 1998, the Company elected to change its fiscal year to an accounting period January 1 through December 31.

     Since the establishment of the MTD, Base Ten has been designing, developing, and marketing comprehensive software solutions for regulated manufacturing industries. Management focused on the Manufacturing Execution Systems ("MES") markets, as it believes there is a strong potential for growth over the next few years. Factors contributing to this decision include the growing pressure on the Company's customer base to manage the costs of complying with regulations promulgated by the FDA. In addition, our customers face increasing competitive influences brought on by (a) recent business combinations occurring in the customer market, and (b) the rise in purchasing power among HMOs and other benefit programs, have underscored the need for manufacturers in the industry to be even more cost efficient.

      Base Ten's products are used in applications requiring consistent, highly reliable outcomes where an out-of-specification event could have a catastrophic result. The Company's first product was PHARMASYSTTM. It was a computerized MES designed specifically for the FDA-regulated manufacturing industry. Based upon the technology used in PHARMASYSTTM, the Company developed the BASE10(R)ME product line (formerly known as PHARM2TM). The FlowStream product, a similar MES offering, was purchased from Consilium, Inc., in February 1998, and renamed BASE10(R)FS (refer to Note D to the Consolidated Financial Statements). The clinical supplies market, a subset of the pharmaceutical manufacturing segment, was identified as an attractive business opportunity. In September 1998, using software similar to BASE10(R)ME, the Company introduced BASE10(R)CS. In addition, the Company purchased Almedica Technology Group Inc., a wholly-owned subsidiary of Almedica International, Inc. on June 11, 1999. Simultaneous with the closing of the transaction, the subsidiary was renamed BTS Clinical, Inc. Through this purchase, the Company acquired BASE10(R)ADLS and BASE10(R)ADMS, formerly known as ADLS and ADMS, respectively, as additional offerings in its suite of clinical supplies products.

     BASE10(R)ME operates on a PC-based network using a distributed WindowsTM NT client-server architecture. BASE10(R)FS uses a distributed HP-UX or Digital VAX/VMS client-server architecture. They are both scalable and may be implemented in a single operation, department, or across an entire enterprise. The advantages of gradual integration are maximized user-level performance and the ability to adjust quickly to ever-changing demands. An intuitive user interface eases the task of data entry and retrieval with icons, selection boxes, and an intelligent form designer. In addition, Base Ten's MES products are designed and marketed as standard applications. Both MES products act as electronic controls and monitors, ensuring that the production process complies with a predefined set of specifications in order to produce a consistent product.

     BASE10(R)CS, a Clinical Supplies Materials Management System, is an analog of BASE10(R)ME. It was designed for clinical supplies management and is based on a distributed Windows NT client-server platform for application within high volume clinical trials. BASE10(R)CS helps to ensure that a secure and steady flow of the trial product is available for distribution. The effective management of patient pack supply is critical for obtaining regulatory approval as well as for meeting or exceeding time to market goals. BASE10(R)CS allows rapid fulfillment of requests and full support of traceability requirements while maintaining full compliance with FDA procedures. Historical operations data is stored in a relational database, which can be readily accessed to support a new drug application, real-time production analyses, and ultimately, timely scale-up to commercial production.

     As part of a strategic shift in focus to boost Base Ten's overall market presence in the FDA-regulated industries, the Company will not issue a formal release of version 3.2 of BASE10(R)ME or BASE10(R)CS. These products will be available on a limited release basis for customers requiring customized development.

     BASE10(R)ADLS is designed to provide a windows-based, intuitive application for clinical trial design, randomization and labeling for clinical trial testing. The user is prompted through a set of screens designed to capture the clinical study design and randomization data. A unique numbering convention is applied to ensure traceability of all study materials. A fast and flexible label design and generation capability is built into the application to ready the study for distribution.

     BASE10(R)ADMS is a distribution management system for the distribution of clinical trials. The system maintains forward and backward traceability of all trial materials throughout the life-cycle of the study. Features include: order requests, pick tickets, shipment verification, order processing and reporting. Through the automation of clinical trial design and distribution, users have the tools necessary to increase throughput, increase quality and decrease the costs associated with clinical trials.

     The Company believes that BASE10(R)ME, BASE10(R)CS, BASE10(R)FS, BASE10(R)ADLS and BASE10(R)ADMS address many of the unique challenges faced by FDA-regulated industries. Many companies have difficulty managing, controlling, and documenting the manufacturing process and pre-approved product testing process, in real-time, while reducing costs, and remaining in compliance. Base Ten's products offer state-of-the-art software solutions that reduce paperwork, human error, and the time required to review, approve, and analyze batch records. More importantly, since customers and prospects have indicated that compliance with industry standards is imperative, efforts have been focused on ensuring that the products and processes are also in compliance with the FDA current Good Manufacturing Practice ("cGMP"), ISO 9000, and Generally Accepted Manufacturing Practices ("GAMP").

     To appreciate the advantages of Base Ten's products, it is important to understand the functions that an MES is designed to perform. MES are software programs designed to create conformity in a production sequence by defining the elements of each production step. MES essentially institutes a checklist to be followed, defining the raw material inputs, equipment operating instructions, and procedures to be followed in order to maintain consistency in an end product. Historically, manufacturers have used paper forms that follow a batch through the production sequence, requiring signatures to verify that defined procedures were followed. Paper-based processes are susceptible to human error, leading to an increased possibility of corrupted batches. The production of certain products effecting health and safety, such as pharmaceuticals and consumer products, require greater production process control to decrease the possibility of an adulterated end product. Paper based processes are also expensive to manage.

     Base Ten believes there is a compelling and immediate need for the FDA-regulated manufacturing industries to implement MES that are cost effective, flexible, and facilitate the demonstration of compliance with FDA cGMP regulations.


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

     The Company continued development efforts of uPACS(TM) and, in May 1997, entered into an agreement whereby it became a minority owner of uPACS LLC, a limited liability company (the "LLC"). Under the terms of the agreement, the Company made a capital contribution to the LLC of its rights to its uPACS(TM) technology. In exchange for such capital contribution, the Company received a 9% interest in the LLC. A then outside investor, who is currently a principal shareholder of the Company, made a total capital contribution of $3 million in return for a 91% interest in the LLC. See Note M to the Consolidated Financial Statements for further information on this arrangement. During 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology. For the year ended December 31, 1999, the Company paid approximately $0.7 million of the LLC's expenses. The Company intends to continue funding the LLC operation only through the first quarter of 2000. After that time, management intends to either sell the LLC or abandon the efforts to further develop its technology. Costs of funding the LLC after December 31, 1999 total less than $50,000.


Government Technology Division
------------------------------

     On December 31, 1997, following shareholder approval, the Company completed the sale of the GTD to Strategic. Strategic was a newly formed corporation managed and partially owned by individuals who were, prior to the GTD Sale, members of the Company's senior management (the "Management Group"). Members of the Management Group were significantly involved in the business and development of the GTD while employed by the Company and left the Company's employ to join Strategic concurrently with the GTD Sale. Strategic acquired substantially all of the net operating assets of the GTD in exchange for certain consideration, pursuant to the terms and conditions set forth in an Asset Purchase Agreement between the Company and Strategic dated October 27, 1997.


Sales and Marketing
-------------------

     Base Ten's sales and marketing efforts are focused on MES and clinical supplies materials management applications for the FDA-regulated industries. The Company currently markets its products through a direct sales force in North America and Europe. The sales staff is currently based domestically at Base Ten's corporate headquarters in New Jersey, and abroad in England, France and Belgium. The Company's sales force conducts presentations and demonstrations to management and end users at the customer site as part of the direct sales effort.

     Base Ten supplements its direct sales efforts with a variety of marketing initiatives including public relations activities, advertising in industry periodicals, trade shows, industry symposiums and workshops, and user group conferences. In addition, the Company's website is actively being used as a sales and marketing tool. While the website is a valuable communications conduit, it has also been useful in making initial Company and product introductions to prospective customers. The website has also proven to be an effective and efficient tool for presenting annotated product demos for potential customers.


Research and Development
------------------------

     Base Ten's research and development efforts are currently directed at evolving its existing products into a web-based architecture.

     In fiscal years 1997, 1998 and 1999, Base Ten expensed approximately $0.1 million, $2.0 million and $1.2 million, respectively, in research and development expenditures. The development staff consists of approximately 15 software engineers supported by test, project, quality and administrative staff.


Competition
-----------

     The Company  competes in the MES and Clinical  Supplies  software  markets.
Base Ten faces three major sources of competition: paper-based systems, commercial vendors of software products that develop one or more elements for pharmaceutical manufacturing, and in-house computer programs.

     The Company's main competitors include POMS, ProPack GmbH and Werum AG. Several of the competitors offer products that are either toolkits, requiring significant customization or provide only specific pieces of MES applications, and/or focus on other vertical markets. The Company feels that it gains a competitive advantage by staying focused on the FDA-regulated vertical industries and by its continued development of functionality and support for the evolving Clinical Supplies business.

     Base Ten believes that internal Information System departments provide a source of competition for product sales. In addition, the Company competes with system integrators who develop custom solutions.

     Competition among providers of software for manufacturers is likely to increase as the industry starts to focus on productivity improvement and compliance with 21 CFR Part 11, under which the FDA regulates the use of electronic signatures and records during the manufacturing process. However, Base Ten's premier client base and well-established domain knowledge should provide effective barriers to the newer entrants.

     Despite the Company's belief that it ranks ahead of the known competition in suitability for FDA-regulated manufacturing, there can be no assurance that it will compete successfully with new or existing competitors or that competitive pressures faced by Base Ten will not materially and adversely affect its business and financial results.


Proprietary Rights
------------------

     While the Company has received certain patent protection for its Base Ten products, there can be no assurances that any additional patents will be issued, that the scope of any patent protection will be adequate, or that any current or future issued patents will be held valid if challenged. The Company believes that its products and technology do not infringe upon any existing proprietary rights of others.

     The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret law, and contractual arrangements. However, existing copyright laws offer only limited practical protection for software. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the means of protecting the Company's proprietary software will be adequate or that competitors will not independently develop technologies similar to that of the Company.

     Under certain circumstances, customers of Base Ten may be entitled to limited access of the source code. Customer access to source code may increase the possibility of misappropriation of the product or other misuses of Base Ten's software. Accordingly, it may be possible for unauthorized third parties to copy certain portions of Base Ten's software or to obtain and use information that the Company regards as proprietary. In addition, the Company has filed applications for a patent covering certain aspects of the safety critical technology.


Regulation
----------

     Base Ten's software products do not require pre-marketing FDA clearance or approval. However, those products are intended to facilitate compliance by pharmaceutical manufacturers with FDA cGMP and are designed to be integrated into a manufacturer's production systems. A pharmaceutical manufacturer's systems, including any BASE10(R)ME, BASE10(R)FS, and BASE10(R)CS application, must be capable of sufficiently documenting the production of each batch of product to be in compliance with cGMP. Further, the manufacturer must be able to demonstrate to the FDA that its systems have that capability under a variety of circumstances. Base Ten is engaged in a continuous program to maintain compliance with GAMP.

     Other products Base Ten has developed are considered, and the archiving software for ultrasound images that the Company is supporting will be considered, "medical devices" under FDA regulations. Before such products may be marketed in the U.S., they must receive 510(k) clearance or FDA clearance of a pre-market approval application ("PMA"). Obtaining such clearance can take substantial time and can require substantial expenditures. Many other countries regulate the manufacture, marketing and use of medical devices in ways similar to the U.S. There can be no assurance that Base Ten will be able to obtain required clearances for any products it develops on a timely or cost-effective basis, if at all.


Employees
---------

     The Company currently employs a total work force of 71 persons, including 45 engineers. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced any labor disruptions or work stoppages and considers its employee relations to be good.


Product Liability Insurance
---------------------------

     Base Ten maintains product liability insurance of at least $5 million for its products in the event a claim is made that the Company's products failed to prevent defects in pharmaceutical products which resulted in injury to consumers. There can be no assurances that the Company's existing insurance would be adequate to cover any claims or that the Company will be able to obtain and maintain adequate insurance in the future. The Company and Strategic agreed to each obtain insurance protecting the other from liabilities that could occur because of defense products now in the field manufactured by the GTD while part of the Company.


Foreign Operations
------------------

     Information on operations in different geographic areas is provided in Note J to the Consolidated Financial Statements.

Executive Officers of the Company
---------------------------------

     The current executive officers of the Company are as follows:


------------------------------------------------------------------------------------------------
Name                       Age          Offices Held with Base Ten                 Period Served
------------------------------------------------------------------------------------------------

Robert Hurwitz              56         Chairman of the Board                      1999 to present

Stephen A. Cloughley        39         Chief Executive Officer and President      1999 to present
                                       (and director since April 11, 2000)

William F. Hackett          49         Senior Vice President, Chief Financial
                                       Officer and Secretary                      1997 to present

-------------------------------------------------------------------------------------------------


     A summary of the business experience and background of the Company's officers is set forth below.

     Mr. Hurwitz was elected a director of the Company in May 1999. In November 1999, Mr. Hurwitz was appointed Chairman of the Board. From 1994 to 1999 Mr. Hurwitz was chairman and co-founder of HomePlace Stores, Inc., which is wholly-owned by HomePlace Holdings, Inc., of which Mr. Hurwitz was the chairman and chief executive officer. In January 1998, HomePlace Holdings, Inc. filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Act. From 1998 to 1994, Mr. Hurwitz was the chairman and co-founder of OfficeMax, Inc. Prior to 1988, Mr. Hurwitz served as chairman and chief executive officer of Professional Housewares Distributors, Inc., which he co-founded in 1977. Mr. Hurwitz has also been a general partner and a director of Coral Company, Inc., a real estate development company, since 1987.

     Mr. Cloughley joined the Company in February 1994 as head of sales for European operations. In 1996, Mr. Cloughley relocated to the corporate offices in Trenton where he served as Senior Vice President responsible for corporate strategy and marketing. Mr. Cloughley left the Company in April 1999 but rejoined Base Ten as President and Chief Executive Officer of the Company in November 1999. Mr. Cloughly was elected as a director, to fill a vacancy, on April 11, 2000.

     Mr. Hackett joined the Company in December 1997 and serves as Chief Financial Officer and Senior Vice President of Human Resources and Corporate Strategy. Prior to joining the Company, Mr. Hackett served as Senior Manager for the Princeton Data Division of Bloomberg Financial Markets from 1991 to 1997 and was responsible for the collection, analysis, and distribution of information and product development.


Item 2.  Properties
-------------------

     The Company's principal office in the United States is in Trenton, New Jersey. Base Ten leases an 82,000 square foot facility, which houses its corporate headquarters and development and support activities. The lease for the building expires in October 2009. Base Ten occupies approximately 42,000 square feet of this property. Strategic occupies the remaining approximately 40,000 square feet, pursuant to a five-year sublease with the Company expiring in 2002. Base Ten also leases approximately 7,200 square feet of space at its European, Middle East, and African headquarters in Mechelen, Belgium. The lease for the office space in Mechelen expires in 2008. In addition, the Company leases office facilities in the United States in Parsippany, New Jersey and Santa Clara, California, as well as internationally in Camberley, England. The Company is currently working to dispose of the Parsippany and Camberley leases.

     Management believes that the Company's facilities are currently adequate for its operations.


Item 3.  Legal Proceedings
--------------------------

     The Company is involved from time to time in various claims and proceedings including customer and employee claims in the normal course of business. The Company has certain agreements with some of its customers which contain damage or penalty clauses for non-delivery or delays beyond certain dates. Such damage clauses vary by customer and may provide for a fixed amount of damages per day or per week, and may or may not contain limitations on the aggregate amount of such damage payments. At December 31, 1999, the Company has missed certain delivery dates which provide, in one case, for the possible imposition of payments by the Company of $10,000 per week. Management has maintained discussions with its customers in an effort to satisfy customers' requirements while minimizing exposure to damage claims. The Company has reserved approximately $500,000 for such matters at December 31, 1999. While management believes this amount is sufficient to cover all damage claims, if any, it is possible that customer claims may exceed this amount and such additional amounts could be material to the Company's financial position and statement of operations when such amounts are finally determined.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


Item 5.  Market for the Company's Common Stock and Related Shareholder Matters
------------------------------------------------------------------------------

     On May 14, 1999, the NASD notified the Company that it intended to delist the Class A Common Stock from NASDAQ NMS because the NASD believed that the Company had failed to meet the NASDAQ NMS continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ NMS net tangible asset requirement and its minimum bid requirement. In response to a hearing before the NASD in which the Company appealed the NASD's determination, the listing of the Company's Class A Common Stock was transferred to the NASDAQ SmallCap Market, effective September 10, 1999. In addition, the Company executed a one-for-five reverse stock split on September 24, 1999 in order to comply with the NASD's $1.00 minimum bid price requirements. The Company's Class A Common Stock is listed on the NASDAQ SmallCap Market under the trading symbol "BASEA". At December 31, 1999, the Company's net tangible assets were below that required for continued listing on the NASDAQ SmallCap Market. See Note A to the Consolidated Financial Statements.

     The Company's Class B Common Stock, which traded under the symbol "BASEB", was delisted from the NASDAQ SmallCap Market in the second quarter of 1998. The Company also executed a one-for-five reverse stock split of Class B Common Stock effective, for business purposes, September 24, 1999. See Note N to the Consolidated Financial Statements.

     The table below sets forth the high and low sale prices of the Company's Class A Common Stock and Class B Common Stock as reported by NASDAQ for the periods indicated, after adjustment for the one-for-five reverse stock split. The OTC market quotations reflect inter-dealer prices, retail mark-up, mark-down or commission and may not necessarily represent actual transactions; thus, the listing of sales prices for Class B Common Stock after delisting from the NASDAQ SmallCap Market in 1998 is not applicable, as denoted in the chart below.


------------------------------------------------------------------------------------------------------------------

                                                Class A Common Stock                       Class B Common Stock
                                                      Bid Price                                  Bid Price
                                                      ---------                                  ---------
                                             High                 Low                    High                  Low
                                             ----                 ---                    ----                  ---
Fiscal 1998:
------------
First quarter.......................      $   52 1/2         $   25                  $   52 1/2          $    35
Second quarter......................          33 1/8             10 5/16                 39 3/8               35 5/8
Third quarter.......................          25 15/16            7 13/16                   N/A                  N/A
Fourth quarter......................          20                  9 11/16                   N/A                  N/A

Fiscal 1999:
------------
First quarter.......................      $   16 1/4         $    5 5/8                     N/A                  N/A
Second quarter......................          10 5/8              2 1/2                     N/A                  N/A
Third quarter.......................           5 5/16             1 1/2                     N/A                  N/A
Fourth quarter......................           6 1/2              5/8                       N/A                  N/A


     As of March 17, 2000, there were approximately 697 record holders of Class A Common Stock and 108 record holders of Class B Common Stock.

     Base Ten has not paid cash dividends on its Common Stock since 1985. The present policy of the Board of Directors is to retain any future earnings to provide for the Company's growth.

Item 6.   Selected Financial Data
---------------------------------

     The following table presents selected financial data for Base Ten and its consolidated subsidiaries. The selected consolidated financial data for the fiscal years ended December 31, 1999, December 31, 1998, and October 31, 1997 the two month period ended December 31, 1997 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report and should be read in conjunction with those Consolidated Financial Statements and related Notes. The selected consolidated financial data for the fiscal years ended October 31, 1996 and October 31, 1995 have been derived from our audited consolidated financial statements that do not appear in this report.




------------------------------------------------------------------------------------------------------------------------------------

                     Base Ten Systems, Inc. and Subsidiaries
                  (dollars in thousands except per share data)

 ------------------------------------------ -------------- -------------- ------------- -------------- ------------- --------------
                                                                           Two-Months
                                             Year Ended     Year Ended       Ended       Year Ended     Year Ended    Year Ended
                                            Dec 31, 1999   Dec 31, 1998   Dec 31, 1997  Oct 31, 1997   Oct 31, 1996  Oct 31, 1995
 ------------------------------------------ -------------- -------------- ------------- -------------- ------------- --------------
 Summary of Operations:
 Revenues                                   $     4,364    $     7,550    $       181   $     2,512    $     1,262   $     2,710
 Loss from continuing operations before
      income tax benefit(1) (2)             $   (21,326)   $   (19,020)   $    (3,714)  $   (15,980)   $    (9,097)  $    (2,616)
 Income taxes (benefit)                     $         --   $         --   $         --  $         --   $      (684)  $      (707)
 Net loss from continuing operations        $   (21,326)   $   (19,020)   $    (3,714)  $   (15,980)   $    (8,413)  $    (1,909)
 Net earnings (loss) from discontinued      $     1,086    $         --   $      (222)  $    (6,027)   $      (546)  $       532
      operations
 Net earnings (loss)                        $   (20,240)   $   (19,020)   $    (3,936)  $   (22,007)   $    (8,959)  $    (1,377)
 ------------------------------------------ -------------- -------------- ------------- -------------- ------------- --------------
 Net earnings (loss) per common share
      from: (5)
      Continuing operations                 $     (6.07)   $    (10.45)   $     (2.25)  $    (10.12)   $     (5.45)  $     (1.40)
      Discontinued operations               $       .23    $         --   $      (.13)  $    ( 3.82)   $      (.35)  $       .40
 ------------------------------------------ -------------- -------------- ------------- -------------- ------------- --------------
 Net earnings (loss) per share              $     (5.84)   $    (10.45)   $     (2.38)  $    (13.94)   $     (5.80)  $     (1.00)
 ------------------------------------------ -------------- -------------- ------------- -------------- ------------- --------------
 Summary Balance Sheet
 ------------------------------------------ -------------- -------------- ------------- -------------- ------------- --------------
 As of :                                    Dec 31, 1999   Dec 31, 1998   Dec 31, 1997  Oct 31, 1997   Oct 31, 1996  Oct 31, 1995
 ------------------------------------------ -------------- -------------- ------------- -------------- ------------- --------------
 Working capital (3)                        $      3,827   $     15,482   $      6,080  $      2,671   $     14,115  $     13,270
 Total assets                               $     19,077   $     33,821   $     24,413  $     21,217   $     30,397  $     28,005
 Long term debt, net of current             $      3,204   $     13,341   $     18,916  $     18,925   $     13,478  $      3,525
      maturities (4)
 Redeemable Preferred Stock                 $     19,004   $     12,914   $      6,155  $         --   $         --  $         --
 Shareholders' equity (deficit)             $     (7,019)  $      2,372   $     (6,054) $     (4,982)  $     12,140  $     20,261
------------------------------------------------------------------------------------------------------------------------------------


(1)        Included in financial  data are  write-offs of  capitalized  software
           costs  of  $1.2   million   and  $2.4   million  in  1999  and  1996,
           respectively.

(2) Included in fiscal year October 31, 1997 financial data is the $2.7 million of expense relating to fair market value of options and warrants issued to non-employee consultants (see discussion in Results of Operations - Continuing Operations).

(3) Included in fiscal 1997 is the reclassification of the assets and liabilities of GTD as net assets held for sale.

(4) Included in 1995 to 1999 financial information is a long-term financing obligation.

(5) Adjusted in 1995 to 1998 to reflect the 1999 one-for-five reverse stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------

General
-------

     On December 31, 1997, following approval by the shareholders, the Company sold the GTD (the "GTD Sale") to Strategic Technology Systems, Inc. , as discussed in Item 1 hereof. On January 29, 1998, the Company elected to change its fiscal year to an accounting period from January 1 through December 31. This Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, does not include, except as indicated herein, the operations of the GTD.

     The Company's initial MES product was PHARMASYST(TM), which was introduced in 1993. Utilizing the PHARMASYST(TM) technology, the Company developed and released the BASE10(R)ME product line. In June 1998, Base Ten released BASE10(R)ME version 2.3. The Company followed in September 1998 with the release of BASE10(R)CS, which is an analog of BASE10(R)ME, designed for pre-approval product testing. As a result of the February 1998 purchase of assets from Consilium, Inc., the Company acquired the rights to develop, distribute and support the FlowStream product, which is now known as BASE10(R)FS.

     In June 1999, the Company purchased all of the outstanding shares of the Almedica Technology Group, Inc. from Almedica International, Inc., renaming the group BTS Clinical, Inc. The Company acquired the BASE10(R)ADLS and
BASE10(R)ADMS products through this acquisition. Refer to Note D to the Consolidated Financial Statements and the "Continuing Operations Overview" below for more information about this acquisition.


Cost Reduction Measures
-----------------------

     As a result of the purchase of BTS Clinical, Inc. in June 1999, the Company experienced an increase in total personnel of approximately 25 employees, bringing the total for Base Ten to approximately 120 employees as of the acquisition date. Since the acquisition of BTS Clinical, Inc., the Company eliminated approximately 45 positions through a staff reduction plan and attrition. This decrease in staff subsequent to the BTS Clinical, Inc. acquisition should result in a reduction in the Company's compensation and other related costs of approximately $4 million per year.


Discontinued Operations
-----------------------

     The consolidated financial statements of the Company account for the operations of the GTD as discontinued operations in view of the GTD Sale, as discussed in Item 1 hereof. In the financial statements, all items of income and expense attributable to GTD's operations for all periods presented are separately identified as gain or loss from discontinued operations. Accordingly, the following discussion of the Company's financial condition and the results of operations excludes the results of the discontinued operations, except as otherwise indicated.


Continuing Operations Overview
------------------------------

     Since 1991, Base Ten, through its then existing Medical Technology Division, has been engaged in the design, development, and marketing of comprehensive software solutions for the regulated manufacturing industries, and most recently, computerized manufacturing execution systems for the pharmaceutical and medical device industries. Management believes that the demand for MES in these markets is poised for significant growth over the next few years due to several factors. One factor is the growing pressure on the Company's customer base to comply with regulations promulgated by the FDA, ISO 9000, and other industry standards such as GAMP. In addition, increasing competitive influences brought on by (a) recent business combinations occurring in the customer market, and (b) the rise in purchasing power among HMOs and other benefit programs, have underscored the need for manufacturers to increase cost efficiency.

     The Company's acquisition of certain assets from Consilium, Inc. in February 1998 broadened the Company's reach into these industries with the addition of the FlowStream product (BASE10(R)FS) a UNIX-based MES targeted at pharmaceutical, medical device and specialty chemical customers. The June 1999 acquisition of BTS Clinical, Inc. enabled the Company to expand its offering of clinical supply chain product with the addition of BASE10(R)ADLS, a drug labeling and materials management system, and BASE10(R)ADMS, a distribution management system.

     The Company believes that its products are premier, standardized PC-based systems running on Microsoft Windows-NT (BASE10(R)ME, BASE10(R)CS, BASE10(R)ADLS and BASE10(R)ADMS) and HP-UX or Digital VAX/VMS (BASE10(R)FS) with requisite functionality and documented support required by the pharmaceutical and medical device industries to assist in reducing costs while remaining FDA, ISO 9000, and GAMP compliant. The Company will continue to pursue a leadership position in this market, primarily through its BASE10(R)FS product.

     The Company has received indications from customers and prospects that compliance with industry standards is imperative to sales. As such, efforts have been focused on compliance with certain industry standards and the Company believes that both BASE10(R)ME and BASE10(R)FS are compliant with FDA, ISO 9000, and GAMP. As described above, there is a need for pharmaceutical and medical device manufacturers to have MES products compliant with cGMP. The Company considers the additional costs of compliance with ISO 9000 and GAMP to be prudent investments.

     Personnel are in place to address product development and enhancement, sales and marketing, and customer support. Management believes absorbing these expenses in advance of revenue generation is essential to facilitating market emergence and near term growth of the Company.

     For use in a manufacturing environment, a system generally has to undergo validation in accordance with defined procedures determining its fitness for use in a regulated environment. While Base Ten has continued to provide a migration path for many of its product offerings, validation requires that project implementation be documented and tested as a complete, installed system. Projects based upon BASE10(R)ME and BASE10(R)CS are implemented using its core functionality and are then configured, customized, documented, and tested to meet the overall requirements of the particular program. This approach drastically reduces the need to include an extensive list of special functions in the core product. The core BASE10(R)ME and BASE10(R)CS product release has matured to include many of the functional requirements as represented by a large cross-section of our customer base. Version 3.2 of BASE10(R)ME and BASE10(R)CS will not result in a formal release but will result in a set of components to be configured and customized to meet the goals of a particular customer application.

     Subsequent to December 31, 1999, a contract to provide software and services to one customer was terminated due to the Company's inability to meet delivery deadlines for version 3.2 of BASE10(R)ME which was caused by the substantial customization of the core product required for the project. Under the terms of this contract, the Company was to receive revenues totaling approximately $1.4 million. The termination of this contract will allow the Company to reallocate resources to other projects requiring less substantial customization.

     To reduce its dependence on the BASE10(R)ME and BASE10(R)CS products, the Company plans to more aggressively market the BASE10(R)ADLS, BASE10(R)ADMS and BASE10(R)FS products. While the timely delivery of product to the Company's customers cannot be completely assured, management believes the Company will be able to meet its remaining delivery commitments. The financial statements of the Company have been adjusted as of December 31, 1999 and for the year then ended to reflect the impact of the terminated contract and concerns over the delivery of BASE10(R)ME and BASE10(R)CS.


Results of Discontinued Operations
----------------------------------

     As discussed above, the GTD was sold to Strategic on December 31, 1997, and as such, its results of operations are not included in the Company's results of operations for fiscal years 1998 and 1999. During 1999, Strategic was sold to Smiths Industries ("Smiths"), a defense industry competitor. The Company, pursuant to the terms of the agreement to sell the GTD, received approximately $1.1 million in 1999, which has been reflected as a gain from sale of discontinued operations.


Fiscal 1999 Compared to Fiscal 1998
-----------------------------------


     Continuing Operations
     ---------------------


     Revenues
     --------

     Company revenues decreased to $4.4 million in 1999 from $7.5 million in 1998. Of this decrease, $1.5 million is due to a decrease in license and related revenues, and $1.7 million is attributable to a decrease in service and maintenance revenues. The decreases in both license revenues and services were due in part to delays in successful development of version 3.2 of BASE10(R)ME as well as customers' concerns over Year 2000 corporate issues. Revenues for 1999 were derived 29% from licenses and related revenues and 71% from service and related revenues, as compared to 1998, when revenue was derived 36% from licenses and related revenues and 64% from service and related revenues.

     Cost of Revenues
     ----------------

       Cost of revenues in 1999 was $7.0 million compared with $9.6 million in 1998. Cost of revenues decreased primarily as a result of a reduction in headcount and outsourced labor. In 1999, the Company incurred an unusual non-cash charge of $1.2 million for accelerated amortization of software development costs capitalized prior to 1999 that were determined in the fourth quarter of 1999 to be greater than net realizable value.


     Research and Development Costs
     ------------------------------

     Research and development costs decreased in 1999 to $1.2 million from $2.0 million in 1998. This decrease was due to the reduction of headcount in 1999.


     Sales and Marketing Expenses
     ----------------------------

     The Company's sales and marketing expenses increased in 1999 to $6.3 million compared with $5.0 million in 1998. The increase was mainly attributable to the hiring of additional sales personnel which increased salary and related expenses.


     General and Administrative Expenses
     -----------------------------------

     Company general and administrative expenses decreased to $7.8 million in 1999 from $8.9 million in 1998. Decrease is primarily due to a reduction of $1.2 million in outside consulting costs, partially offset by an increase of $0.7 million in costs of funding the LLC.


     Other Income and Expense
     ------------------------

     Other income and expense improved from a loss of $1.0 million in 1998 to a gain of $0.2 million in 1999. Interest expense decreased by $0.9 million in 1999 as a result of the conversion in March of debt securities for Class A Common Stock. Interest income increased in the 1999 period as a result of higher cash balances available to earn interest.


     Continuing Losses
     -----------------

     The Company incurred a net loss from continuing operations of $21.3 million in 1999 compared to a $19.0 million net loss from continuing operations in 1998. The Company's increased loss in 1999 was primarily due to (a) the $2.6 million reduction in revenues which was caused by delays in the development and release of BASE10(R)ME software and customer concerns over Year 2000 issues, (b) a $3.5 million unusual non-cash charge associated with the conversion of debt to equity, and (c) a $1.2 million unusual non-cash charge for the write-off of capitalized software development costs. These factors were partially offset by decreases in: headcount, certain outside professional and consulting services, and interest expense due to the conversion of long term debt to equity.


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


     Cost of Revenues
     ----------------

       Cost of revenues in 1998 was $9.6 million compared with $6.4 million in 1997. Cost of revenues increased as a result of increased sales of the Company's MES products and increased labor charges associated with the Company's increased service and maintenance related revenues. These increased costs were partly offset by decreased amortization of software development costs for PHARMASYST(TM) and BASE10(R)ME of $2.6 million in 1998 from $3.0 million in 1997.

     Research and Development Costs
     ------------------------------

     Research and development costs increased significantly in 1998 to $2.0 million from $0.1 million in 1997. This increase relates to additional personnel and related expenses being dedicated to developing future versions of the Company's products.


     Sales and Marketing Expenses
     ----------------------------

     The Company's sales and marketing expenses increased significantly in 1998 to $5.0 million compared with $2.7 million in 1997. The increase was mainly attributable to salaries and related expenses resulting from the hiring of additional personnel and increased sales commissions which resulted from increased revenues.


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


     Other Income and Expense
     ------------------------

     Other expense decreased from $1.5 million in 1997 to $1.0 million in 1998. In 1998, other expense is primarily comprised of interest expense of $1.6 million, partially offset by $0.5 million of interest income and $0.1 million of other income. In the 1997 period, other expense was comprised of $1.6 million of interest expense, partially offset by $0.1 million of interest income. Interest expense remained consistent in the 1998 period as a result of similar average levels of debt. Interest income increased in the 1998 period as a result of higher cash balances available to earn interest. Other income increased in the 1998 period largely due to rental income earned on the sublease of building space to Strategic, which was not present in this 1997 period, partially offset by foreign currency exchange losses.


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


Readiness for the Year 2000
---------------------------


     Year 2000 Issues
     ----------------


      Historically, software, and other equipment included programming code in which calendar year data was abbreviated to only two digits. As a result of this design decision, some of these systems were at risk of failing to operate or failing to produce correct results if "00" was interpreted to mean 1900, rather than 2000. The Company, in anticipating the year 2000, kept the potential for this problem (the "Y2K Problem") in mind when purchasing new computers, software and equipment during the two years prior to December 31, 1999. The Company also considered the Y2K Problem when developing new products for sale to customers.


      Company Readiness. During 1998, the Company formed an internal Y2K committee whose goal was to minimize any disruptions of the Company's business and to limit the Company's liabilities resulting from the Y2K Problem. As a result, throughout 1998 and 1999, the Company reviewed its internal computer programs and systems, as well as the software that the Company develops and sells to customers, to determine if the programs and systems were Y2K compliant. In 1998, the Company replaced its existing financial accounting software system, which the Company deemed to be a business-critical system, with a system which is vendor-certified as being Y2K compliant. The Company also reviewed all of the computers, major software applications, and related equipment used in connection with its internal operations to ensure that the possibility of a material disruption to its business was minimized. All hardware or software systems that were not Y2K compliant were either replaced or remediated. In addition, the risk of business interruption resulting from the failure of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices was assessed and deemed to be minimal.

      Software Sold to Customers. The Company believes that it substantially identified and resolved all potential Y2K Problems with its MES software, as well as with version 3.4 and later versions of BASE10(R)FS. However, management believes that it is not possible to determine with complete certainty that all Y2K Problems affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.


      Certain customers have earlier versions of the Company's MES software, PHARM2(TM) (prior to version 2.3) and PHARMASYST(R) which have not been tested by the Company for Y2K compliance. All of the customers that have purchased these earlier versions have had substantial customization done, which dictates that Y2K testing and modifications must be done on a case by case basis. These customers were notified of the Company's willingness and ability to provide Y2K test specifications and/or assistance for a fee. The number of customers that still operate these earlier versions is small, and the Company believes that Y2K issues, if any, related to these earlier versions of the Company's software product will not require any material financial or human resources.


      Costs of Compliance. The Company noted no failure of internal equipment or systems due to Y2K Problems after December 31, 1999. No Y2K Problems were reported by customers using the Company's software. Accordingly, the Company does not anticipate that the cost of unforeseen Y2K Problems, if any, will have a material adverse affect on its operations.


Liquidity and Capital Resources
-------------------------------

    The Company's financial statements have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. At December 31, 1999, the Company was below the $2 million minimum net tangible assets required for its current listing on the NASDAQ SmallCap Market System, which could result in the Company's shares being delisted from the NASDAQ SmallCap Market System. If the Company's Class A Common Stock is suspended from trading or delisted for an aggregate of 30 trading days in any 18 month period, or upon the occurrence of any other Redemption Event, as defined in the terms of the Series B Convertible Preferred Stock, holders of the Company's Series B Convertible Preferred Stock may require the Company to redeem the Series B Convertible Preferred Stock for cash of 1.25 times the Mandatory Redemption Price. Such cash redemption would aggregate at a minimum, $19 million, plus any other penalty payments that may be due under the terms of the Series B Convertible Preferred Stock. (See Note L to the Consolidated Financial Statements.) The Company does not currently have sufficient cash to pay such amounts should there be a demand for payment. To further increase the Company's net tangible assets and in order to ensure the Company's compliance with NASDAQ listing requirements, management is seeking the infusion of additional capital financing or investment from a strategic investor. If such financing is obtained, then management believes that the Company's liquidity would be sufficient to meet its cash needs for its existing business through fiscal 2000. However, there can be no assurance that management's efforts in this regard will be successful.

    As discussed above, if certain Redemption Events occur, the holders of the Company's Series B Convertible Preferred Stock have rights to require the Company to purchase their shares for cash, which would severely adversely affect the Company. (See Note L to the Consolidated Financial Statements.) The Redemption Events include, but are not limited to, the Company's failure to retain its ongoing listing on the NASDAQ SmallCap Market System. If no Redemption Event occurs, or if the holders of the Company's Series B Convertible Preferred Stock elect not to exercise their redemption rights, then the Company may increase net tangible assets in December 2000 by $19.0 million upon the conversion at maturity of the Series B Convertible Preferred Stock to Class A Common Stock. However, there can be no assurance that the holders of the Company's Series B Convertible Preferred Stock will choose not to exercise their redemption rights if a Redemption Event occurs. Such conversion of Series B Convertible Preferred Stock to Class A Common Stock will not provide the Company with any additional funds for operations.

     Company working capital decreased to $3.8 million at fiscal year end December 31, 1999 from $15.5 million at December 31, 1998. The Company had $5.8 million of cash and cash equivalents at December 31, 1999, down from $17.4 million at December 31, 1998. The decrease in cash during the fiscal year ended December 31, 1999 resulted primarily from the use of cash in operations of $12.6 million partially offset by the receipt of $1.1 million related to the sale of Strategic to Smiths Industries.

     In 1999, cash used in operations has been affected primarily by the net loss of $20.2 million and a reduction of $2.3 million in accounts payable, accrued expenses and deferred revenue. The net loss includes certain non-cash charges such as amortization and depreciation of $4.8 million and the non-cash debt conversion charge of $3.5 million. The decrease in accounts receivable provided $1.8 million for operations.

     On March 5, 1999, the $10 million, 9.01% convertible debenture was converted into 2,500,000 shares (500,000 after adjustment for the reverse stock split) of Class A Common Stock, which increased shareholders' equity by approximately $9.6 million, including a non-cash charge of approximately $3.5 million. As a result of these debenture conversions, the Company realized an annual interest expense savings of approximately $1.3 million. For further discussion of these debentures see Note L to the Consolidated Financial Statements.

    On March 5, 1999, the outstanding Series A Preferred Stock and warrants were exchanged for Series B Convertible Preferred Stock, $1.00 par value ("Series B Preferred Stock"). As a result, approximately 15,203 shares of Series B Preferred Stock, with a principal amount of approximately $15,203,000 were exchanged for the outstanding shares of Series A Preferred Stock. In addition, 632,000 new warrants (126,400 after adjustment for the reverse stock split) were issued to Series B Preferred Stockholders, and 720,000 warrants (144,000 after adjustment for the reverse stock split) were issued to replace certain original warrants issued in December 1997. The Series B Preferred Stock and warrants were recorded at December 31, 1999 at their estimated fair value of $19,004,000. The difference between this estimated fair value and the carrying value of the Series A Preferred Stock has been recorded as a debit to net loss available to common shareholders and accumulated deficit.

    The terms of the Series B Preferred Stock are similar to the Series A Preferred Stock, except that: (a) the Series B Preferred Stock have a conversion price of that number of shares determined by dividing the Mandatory Redemption Price, as defined in the terms of the Series B Preferred Stock, by $4.00 ($20.00 after adjustment for the September 1999 reverse stock split), whereas the conversion price of the Series A Preferred Stock was equal to the Mandatory Redemption Price divided by the lesser of (i) $16.25 or (ii) the Weighted Volume Average Price (as defined) of the Class A Common Stock prior to the conversion date limited to 3,040,000 shares (608,000 shares after adjustment for the September 1999 reverse stock split); (b) the Series B Preferred Stock does not provide the holder with the option to receive a subordinated 8% promissory note because of the elimination of the 3,040,000 share limitation (608,000 shares after adjustment for the September 1999 reverse stock split); and (c) the Series B Preferred Stock does not provide for a dividend payment based on the market price of the Class A Common Stock. As a result of the exchange of Series A Preferred Stock for Series B Preferred Stock, preferred stock dividends are no longer required to be paid by the Company.

    The Series B Preferred Stock is convertible at any time or from time to time into Class A Common Stock at a conversion price of $4.00 ($20.00 after adjustment for the September 1999 reverse stock split).

    The Series B Preferred Stock matures on December 15, 2000. On the maturity date, the Company must redeem the outstanding preferred stock at its Mandatory Redemption Price, which is the sum of the purchase price, accrued but unpaid dividends and other contingent payments as provided pursuant to the terms of the Series B Preferred Stock. The portion of the Mandatory Redemption Price constituting such other contingent payments is payable in cash whereas the purchase price and accrued but unpaid dividends are payable in cash or common stock at the option of the Company. If the Company elects to settle the redemption in Class A Common Stock the Mandatory Redemption Price is 1.25 times the purchase price. The Company was accreting the carrying value of the Series B Preferred Stock to the purchase price and recognizing the accretion charges to retained earnings (accumulated deficit) over the period from issuance to maturity. Since the Company was below the $2 million minimum net tangible assets required for its current listing on the NASDAQ SmallCap Market System at December 31, 1999 and remains below this requirement for ongoing listing of its stock, the Company has recorded the Series B Convertible Preferred Stock at its Redemption Price of $19.0 million and has recorded corresponding charges to net loss available for common shareholders and accumulated deficit as of December 31, 1999. As such, the total accretion in 1999 aggregated approximately $6,930,000.

     For further discussion of the Series A and B Preferred Shares and Common Stock see Notes A, L and N to the Consolidated Financial Statements.

    As discussed elsewhere in this Annual Report on Form 10-K, the Company is a 9% shareholder in uPACS LLC, a limited liability company which has developed a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. During 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology. At December 31, 1998, the LLC had substantially exhausted its capital resources and, the operations of the LLC were funded by the Company during the search for a buyer. The Company intends to continue funding the LLC operation only through the first quarter of 2000. After that time, management intends to either sell the LLC or abandon the efforts to further develop its technology. Costs of funding the LLC after December 31, 1999 total less than $50,000.

    The Company is continually monitoring and evaluating its selling, administrative and development functions with the intention of further streamlining operations and reducing operating expenses. The Company anticipates that decisions based on this evaluation may result in certain nonrecurring charges during 2000, but the extent of such charges is not yet quantifiable.

    The Company is relying on its leading products, BASE10(R)FS, BASE10(R)ADLS and BASE10(R)ADMS to stimulate new orders. Neither the additional development of the Company's MES and clinical studies products nor the consequential generation of cash can be assured, either in time or amount, nor is there any assurance that such amounts will be sufficient for the Company's needs. In the absence of such orders or the promise thereof, neither of which can be assured, as well as in connection with its expected capital needs for the year 2000 and beyond, the Company may elect to seek additional sources of capital and may also elect to reduce the pace of its development of its products and/or establish other cost reduction measures, which could adversely impact the Company. In the event the Company elects to seek additional capital there can be no assurance that such funds or capital would be available on the terms or in the amounts needed.


Income Taxes
------------

    At December 31, 1999, the Company had incurred net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $65.8 million, which expire in the years 2004 through 2019. Research and development carryforwards of $0.5 million expire in the years 2000 through 2006. As certain changes in the Company's ownership occur there is a limitation on the annual amount of such NOL carryforwards and credits which can be utilized. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be created and offset against the deferred tax assets if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance will be adjusted when the credits are realized or when, in the opinion of management, sufficient additional positive evidence exists regarding the likelihood of their realization. The reductions, if any, will be reflected as a component of income tax expense.


New Accounting Pronouncements
-----------------------------

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") will be effective for the Company in the first quarter of 2001 and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is expected that the adoption of FAS 133 will not have a material effect on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A, this SAB must be implemented no later than June 30, 2000. The Company does not expect the accounting and disclosures discussed in SAB 101 to have a material impact on its financial statements.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------



                          Index to Financial Statements
                                                                                                              Page
                                                                                                              -----
Report of Independent Accountants............................................................................  F-1

Independent Auditors' Report.................................................................................  F-2

Consolidated Balance Sheets - December 31, 1999 and December 31, 1998........................................  F-3

Consolidated Statements of Operations  - Years ended December 31, 1999 and 1998 and October 31, 1997 and the Two Month Transition Period from November 1, 1997 through December 31, 1997.......................  F-4

Consolidated Statements of Common Stock and Other Shareholders' Equity (Deficit) - Years ended
   December 31, 1999 and 1998 and October 31, 1997 and the Two Month  Transition
   Period from November 1, 1997 through December 31, 1997....................................................  F-5

Consolidated Statements of Cash Flows  - Years ended December 31, 1999 and 1998 and October 31, 1997 and the Two Month Transition Period from November 1, 1997 through December 31, 1997.......................  F-7

Notes to Consolidated Financial Statements...................................................................  F-8



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------

    On March 13, 1998, the Company engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"), independent certified public accountants, as the Company's auditors for the 1998 fiscal year. During the Company's two preceding fiscal years and the subsequent interim period preceding March 13, 1998, neither the Company (nor anyone acting on the Company's behalf) consulted with PricewaterhouseCoopers regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by PricewaterhouseCoopers; or matters which would require disclosure pursuant to Items 304(a)(1)(iv) and 304(a)(1)(v) of Regulation S-K.

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

    During the two preceding fiscal years and the subsequent interim period preceding March 3, 1998, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche's satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report. During the two preceding fiscal years and the subsequent interim period preceding March 3, 1998, Deloitte & Touche did not advise the Company of any matters set forth in
Item 304(a)(1)(v) of Regulation S-K. Deloitte & Touche furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with this disclosure, which was filed as an exhibit to the Company's Current Report on Form 8-K, dated March 3, 1998.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Information  concerning  the Company's  executive  officers is set forth in
Part I, Item 1, under the caption "Executive Officers," and is incorporated herein by reference. The information called for by Item 10 concerning the Company's directors will be included in the Company Proxy Statement for its 2000 Annual Meeting of Shareholders, under the caption, "Election of Directors," and is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

     The information called for by Item 11 concerning Executive Compensation will be included in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, under the caption, "Executive Compensation," and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information called for by item 12 concerning beneficial ownership of certain beneficial owners and management will be included in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, under the caption, "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information called for by Item 13 concerning certain relationships and related transactions will be included in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders under the caption, "Certain Transactions with Related Parties," and is incorporated herein by reference.

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

           3. Exhibits: See the Exhibit Index on pages 49 through 56 of this Annual Report.

           (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K, on November 10, 1999, announcing the election of Robert Hurwitz as Chairman of the Board of Directors and the
                appointment of Stephen A. Cloughley as President and Chief Executive Officer. On April 12, 2000, the Company filed a Current Report on Form 8-K regarding the execution of the employment agreement between the Company and Stephen A.
                Cloughley dated as of October 28, 1999 and disclosing the termination agreement between the Company and Thomas E. Gardner dated as of October 28, 1999.

                        Report of Independent Accountants





The Board of Directors and Shareholders
Base Ten Systems, Inc.
Trenton, New Jersey 08619


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of common stock and other shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Base Ten Systems, Inc. and its subsidiaries at December 31, 1999 and December 31, 1998 and the results of their operations and cash flows for the years ended December 31, 1999 and December 31, 1998 and the two-months ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above. The financial statements of Base Ten Systems, Inc., and its subsidiaries for the year ended October 31, 1997 were audited by other independent accountants whose report dated February 6, 1998 expressed an unqualified opinion on those statements.

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



Florham Park, New Jersey
April 3, 2000

                          Independent Auditors' Report




The Board of Directors and Shareholders
Base Ten Systems, Inc.
Trenton, New Jersey 08619


      We have audited the consolidated statements of operations, of common stock and other shareholders' equity (deficit), and of cash flows of Base Ten Systems, Inc. and subsidiaries as of October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Base Ten Systems, Inc. and subsidiaries for the year ended October 31, 1997 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP

Parsippany, New Jersey
February 6, 1998


                     Base Ten Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except par value)
                                     Assets
                                                                                      December 31,     December 31,
                                                                                           1999             1998
                                                                                   ------------------ -----------------
Current Assets:
   Cash   and cash equivalents..................................................      $      5,843       $     17,437
   Accounts receivable, net.....................................................               559              2,372
   Current portion of notes receivable..........................................               658                  -
   Other current assets.........................................................               441                639
                                                                                   ------------------ -----------------
         Total Current Assets...................................................             7,501             20,448

Property, plant and equipment, net..............................................             4,564              5,026
Note receivable.................................................................             1,317              1,975
Acquired intangible assets......................................................             5,210              2,131
Other assets....................................................................               485              4,241
                                                                                   ------------------ -----------------
         Total Assets                                                                 $     19,077       $     33,821
                                                                                   ================== =================


              Liabilities, Redeemable Convertible Preferred Stock,
                                Common Stock and
                      Other Shareholders' Equity (Deficit)

Current Liabilities:
   Accounts payable.............................................................      $        345       $        984
   Accrued expenses.............................................................             1,770              3,152
   Deferred revenue.............................................................             1,423                756
   Current portion of financing obligation......................................               136                 74
                                                                                   ------------------ -----------------
         Total Current Liabilities..............................................             3,674              4,966
                                                                                   ------------------ -----------------
Long-Term Liabilities:
   Long-term debt...............................................................                 -             10,000
   Financing obligation.........................................................             3,204              3,341
   Other long-term liabilities..................................................               214                228
                                                                                   ------------------ -----------------
         Total Long-Term Liabilities............................................             3,418             13,569
                                                                                   ------------------ -----------------
Commitments and Contingencies - (Notes A and K)

Redeemable Convertible Preferred Stock:
   Series A Preferred  Stock,  $1.00 par value,  issued and
    outstanding  14,942 shares at December 31, 1998, aggregate
    liquidation value of $14,942 at December 31, 1998...........................                 -             12,914

   Series B Preferred Stock, $1.00 par value, issued and
    outstanding 15,203 shares at December 31, 1999; aggregate
    liquidation value of $15,203 at December 31, 1999...........................            19,004                  -
                                                                                   ------------------ -----------------
                                                                                            19,004             12,914
                                                                                   ------------------ -----------------
Common Stock and Other Shareholders' Equity (Deficit):
   Class A Common Stock, $5.00 par value,  12,000,000 shares
    authorized;  issued and outstanding 5,102,096 shares at
    December 31, 1999 and 3,731,950 shares at December 31, 1998.................            25,510             18,660

   Class B Common Stock, $5.00 par value, 400,000 shares
    authorized; issued and outstanding  14,181  shares at
    December 31, 1999 and 14,282 shares at December 31, 1998....................                71                 71

   Additional paid-in capital...................................................            63,527             52,885
   Accumulated Deficit..........................................................           (95,754)           (68,767)
                                                                                   ------------------ -----------------
                                                                                            (6,646)             2,849

   Accumulated other comprehensive income (loss)................................               (92)              (196)
   Treasury Stock, 20,000 Class A Common Shares, at cost........................              (281)              (281)
                                                                                   ------------------ -----------------
         Total Common Stock and Other Shareholders' Equity (Deficit)............            (7,019)             2,372
                                                                                   ------------------ -----------------
         Total Liabilities, Redeemable Convertible Preferred Stock,
          and Common Stock and Other Shareholders' Equity (Deficit).............      $     19,077       $     33,821
                                                                                   ================== =================


               See Notes to the Consolidated Financial Statements


                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                                                     Year              Year        Two Months             Year
                                                                     ended             ended          ended              Ended
                                                                  December 31,     December 31,    December 31,       October 31,
                                                                     1999              1998            1997               197
                                                             -----------------  ---------------  --------------- ----------------

 License and related revenue................................   $      1,262     $      2,727     $         --     $      1,221
 Services and related revenue...............................          3,102            4,823              181            1,291
                                                             ---------------- ----------------- --------------- -----------------
                                                                      4,364            7,550              181            2,512
                                                             ---------------- ----------------- --------------- -----------------

 Cost of revenues...........................................          6,961            9,639            1,457            6,387
 Research and development...................................          1,240            2,002               25              147
 Selling and marketing......................................          6,315            5,003              569            2,736
 General and administrative.................................          7,828            8,944            1,647            7,743
 Non-cash debt conversion charge............................          3,506               --               --               --
                                                             ---------------- ----------------- --------------- -----------------
                                                                     25,850           25,588            3,698           17,013
                                                             ---------------- ----------------- --------------- -----------------

 Loss from continuing operations before other income
  (expense) and income tax benefit..........................        (21,486)         (18,038)          (3,517)         (14,501)

 Other income (expense), net................................            160             (982)            (197)          (1,479)
                                                             ---------------- ----------------- --------------- -----------------

 Loss from continuing operations before income tax benefit..
                                                                    (21,326)         (19,020)          (3,714)         (15,980)
                                                             ---------------- ----------------- --------------- -----------------

 Income tax benefit.........................................             --               --               --               --

                                                             ---------------- ----------------- --------------- -----------------
 Net loss from continuing operations........................        (21,326)         (19,020)          (3,714)         (15,980)
                                                             ---------------- ----------------- --------------- -----------------

 Discontinued operations:
 Loss from operations of Government Technology Division.....
                                                                         --               --             (222)          (4,854)
 Gain (loss) on sale........................................          1,086               --               --           (1,173)
                                                             ---------------- ----------------- --------------- -----------------
 Gain (loss) from discontinued operations...................          1,086               --             (222)          (6,027)
                                                             ---------------- ----------------- --------------- -----------------

 Net loss...................................................   $    (20,240)    $    (19,020)    $     (3,936)    $    (22,007)
                                                             ---------------- ----------------- --------------- -----------------

 Less:   Dividends on Redeemable Convertible Preferred Stock           (262)          (1,740)              --               --
         Accretion on Redeemable Convertible Preferred Stock         (6,930)          (1,424)              --               --
         Credit on exchange of  Redeemable Convertible                  445               --               --               --
         Preferred Stock....................................
                                                             ---------------- ----------------- --------------- -----------------
 Net loss available for common shareholders.................   $    (26,987)    $    (22,184)    $     (3,936)    $    (22,007)
                                                             ================ ================= =============== =================

 Basic and diluted gain (loss) per share:
 Continuing operations......................................   $      (6.07)    $     (10.45)    $      (2.25)    $     (10.12)
 Discontinued operations....................................            .23               --            (0.13)           (3.82)
                                                             ---------------- ----------------- --------------- -----------------
 Net loss per share.........................................   $      (5.84)    $     (10.45)    $      (2.38)    $     (13.94)
                                                             ---------------- ----------------- --------------- -----------------
 Weighted average common shares outstanding - basic and
    diluted.................................................      4,624,000        2,124,000        1,652,000        1,579,000
                                                             ---------------- ----------------- --------------- -----------------


               See Notes to the Consolidated Financial Statements



                     Base Ten Systems, Inc. and Subsidiaries
 Consolidated Statements of Common Stock and Other Shareholders' Equity (Deficit)
                             (dollars in thousands)



                                                                                                       Accumulated
                                   Class A                   Class B        Additional                    Other
                                 Common Stock              Common Stock      Paid-In    Accumulated    Comprehensive
                             Shares       Amount       Shares       Amount   Capital      Deficit      Income (Loss)
-------------------------- ------------ ------------ ------------ --------- ----------  ------------ ----------------
Balance

October 31, 1996 .........   1,471,793   $ 7,359      89,077       $    445   $25,086   $(20,640)     $ (110)
Conversions:
    Common B to
    Common A .............          53        --         (53)            --        --         --         --
Exercise of
options ..................      18,646        93          --             --       506         --         --
Exercise of
warrants .................      61,000       305          --             --     1,017         --         --
Issuance of
Common Stock:
    Interest payments ....       2,298        12          --             --        99         --         --
Compensation
related to warrants
and options issuance .....        --          --          --             --     2,750         --         --
Comprehensive
Income (Loss):
    Net loss .............        --          --          --             --        --    (22,007)        --
    Foreign currency
    translation ..........        --          --          --             --        --         --          9
    Unrealized gain on
    securities available
    for sale .............        --          --          --             --        --         --         94
Total Comprehensive
Income (Loss) ............        --          --          --             --        --         --         --
--------------------------   ---------      ------   -------       --------   -------   --------      -----
Balance
October 31, 1997 .........   1,553,790       7,769    89,024            445    29,458    (42,647)        (7)
==========================   =========      ======   =======       ========   =======   ========      =====
Exercise of options ......      10,117          51        --             --       445         --         --
Issuance of
Common Stock:
    Interest payments ....       1,837           9        --             --       102         --         --
Common Stock Warrants,
net of subscription
receivable of $ 851 ......        --            --        --             --     1,840         --         --
Compensation
related to warrants
and options issuance .....        --            --        --             --       543         --         --
Comprehensive
Income (Loss):
    Net loss .............        --            --        --             --        --     (3,936)        --
    Foreign currency
    translation ..........        --            --        --             --        --         --        (45)
    Unrealized loss on
    securities available
    for sale .............        --            --        --             --        --         --        (81)
Total Comprehensive
Income (Loss): ...........        --            --        --             --        --         --         --
--------------------------   ---------     -------   -------       --------   -------   --------      -----
Balance at
December 31, 1997 ........   1,565,744     $ 7,829    89,024       $    445   $32,388   $(46,583)   $  (133)
==========================   =========     =======   =======       ========   =======   ========      =====




                                                            Total
                                                         Shareholders'
                                Treasury Stock              Equity
                                   Shares      Amount     (Deficit)
                                ----------- ------------ ------------

Balance

October 31, 1996 .........      --     $       --        $ 12,140
Conversions:
    Common B to
    Common A .............      --             --              --
Exercise of
options ..................      --             --             599
Exercise of
warrants .................      --             --           1,322
Issuance of
Common Stock:
    Interest payments ....      --             --             111
Compensation
related to warrants
and options issuance .....      --             --           2,750
Comprehensive
Income (Loss):
    Net loss .............      --             --         (22,007)
    Foreign currency
    translation ..........      --             --               9
    Unrealized gain on
    securities available
    for sale .............      --             --              94
Total Comprehensive
Income (Loss) ............      --             --         (21,904)
--------------------------   -------   ------------      --------
--------------------------   -------   ------------      --------
Balance
October 31, 1997 .........      --             --          (4,982)
==========================   =======   ============      ========
Exercise of options ......      --             --             496
Issuance of
Common Stock:
    Interest payments ....      --             --             111
Common Stock Warrants,
net of subscription
receivable of $ 851 ......      --             --           1,840
Compensation
related to warrants
and options issuance .....      --             --             543
Comprehensive
Income (Loss):
    Net loss .............      --             --          (3,936)
    Foreign currency
    translation ..........      --             --             (45)
    Unrealized loss on
    securities available
    for sale .............      --             --             (81)
Total Comprehensive
Income (Loss): ...........      --             --          (4,062)
--------------------------   -------   ------------       --------
--------------------------   -------   ------------       --------
Balance at
December 31, 1997 ........      --     $       --        $ (6,054)
==========================   =======   ============       ========


               See Notes to the Consolidated Financial Statements
                                      F-5



                     Base Ten Systems, Inc. and Subsidiaries
 Consolidated Statements of Common Stock and Other Shareholders' Equity (Deficit)(continued)
                             (dollars in thousands)




                                   Class A                   Class B           Additional
                                 Common Stock              Common Stock          Paid-In    Accumulated
                             Shares       Amount       Shares       Amount       Capital      Deficit
-------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Balance
at December 31, 1997 .....   1,565,744   $ 7,829    89,024    $ 445    $ 32,388    $(46,583)   $(133)
==========================   =========   =======   =======    =====    ========    ========    =====
Conversions:
    Common B to
    Common A .............     113,596       568   (75,731)    (379)       (189)       --       --
    Preferred A to
    Common A .............     383,561     1,918      --       --         3,016        --       --
    Debenture to
    Common A .............     298,161     1,491      --       --         3,680        --       --
Exercise of options ......      30,046       150       989        5         525        --       --
    Issuance of
    Common Stock:
    Private placement ....   1,333,333     6,666      --       --        12,127        --       --
    Interest payments ....       6,152        31      --       --           157        --       --
    Employee stock
    purchase plan ........       1,357         7      --       --             8        --       --
Compensation related
to warrants and
options issuance .........        --        --        --       --           322        --       --
Dividends on Redeemable
Preferred Stock ..........        --        --        --       --          --        (1,740)    --
Accretion on Redeemable
Preferred Stock ..........        --        --        --       --          --         (1424)    --
Collection of
Subscription Receivable ..        --        --        --       --           851        --       --
Treasury stock
purchase .................        --        --        --       --          --          --       --
Comprehensive
Income (Loss):
    Net loss .............        --        --        --       --          --       (19,020)    --
    Foreign currency
    translation ..........        --        --        --       --          --          --        (55)
    Unrealized gain on
    securities available
    for sale .............        --        --        --       --          --          --         (8)
Total Comprehensive
Income (Loss) ............        --        --        --       --          --          --       --
--------------------------   ---------   -------   -------    -----    --------    --------    -----
Balance at
December 31, 1998 ........   3,731,950   $18,660    14,282    $  71    $ 52,885    $(68,767)   $(196)
==========================   =========   =======   =======    =====    ========    ========    =====
Conversions:
    Common B to
    Common A .............         153      --        (101)    --          --          --       --
    Preferred A to
    Common A .............       5,739        29      --       --           (29)       --       --
    Debenture to
    Common A .............     500,000     2,500      --       --        10,626        --       --
Issuance of
Common Stock:
    Acquisition of
    Almedica Technology
    Group, Inc. ..........     790,000     3,950      --       --          (370)       --       --
    Exercise of options ..          50      --        --       --          --          --       --
    Employee stock
    purchase plan ........      24,204       121      --       --           (38)       --       --
    Non-cash employee
    compensation .........      50,000       250      --       --          (206)       --       --
Dividends on Redeemable
Preferred Stock ..........        --        --        --       --          --          (262)    --
Accretion on Redeemable
Preferred Stock ..........        --        --        --       --          --        (6,930)    --
Credit on Exchange of
Redeemable Preferred
Stock ....................        --        --        --       --           659         445     --
Comprehensive
Income (Loss):
    Net loss .............        --        --        --       --          --       (20,240)    --
    Foreign currency
    translation ..........        --        --        --       --          --          --        127
    Unrealized loss on
    securities available
    for sale .............        --        --        --       --          --          --        (23)
Total Comprehensive
Income (Loss) ............        --        --        --       --          --          --       --
--------------------------   ---------   -------   -------    -----    --------    --------    -----
Balance at
December 31, 1999 ........   5,102,096   $25,510    14,181    $  71    $ 63,527    $(95,754)   $ (92)
==========================   =========   =======   =======    =====    ========    ========    =====




                                                           Total
                                                        Shareholders'
                                 Treasury Stock            Equity
                              Shares         Amount       (Deficit)
                             ------------- ----------- ------------
Balance
at December 31, 1997 .....       --      $--      $ (6,054)
==========================   ========    =====    ========
Conversions:
    Common B to
    Common A .............       --       --          --
    Preferred A to
    Common A .............       --       --         4,934
    Debenture to
    Common A .............       --       --         5,171
Exercise of options ......       --       --           680
    Issuance of
    Common Stock:
    Private placement ....       --       --        18,793
    Interest payments ....       --       --           188
    Employee stock
    purchase plan ........       --       --            15
Compensation related
to warrants and
options issuance .........       --       --           322
Dividends on Redeemable
Preferred Stock ..........       --       --        (1,740)
Accretion on Redeemable
Preferred Stock ..........       --       --        (1,424)
Collection of
Subscription Receivable ..       --       --           851
Treasury stock
purchase .................   (100,000)    (281)       (281)
Comprehensive
Income (Loss):
    Net loss .............       --       --       (19,020)
    Foreign currency
    translation ..........       --       --           (55)
    Unrealized gain on
    securities available
    for sale .............       --       --            (8)
Total Comprehensive
Income (Loss) ............       --       --       (19,083)
--------------------------   --------    -----    --------
Balance at
December 31, 1998 ........   (100,000)   $(281)   $  2,372
==========================   ========    =====    ========
Conversions:
    Common B to
    Common A .............       --       --          --
    Preferred A to
    Common A .............       --       --          --
    Debenture to
    Common A .............       --       --        13,126
Issuance of
Common Stock:
    Acquisition of
    Almedica Technology
    Group, Inc. ..........       --       --         3,580
    Exercise of options ..       --       --          --
    Employee stock
    purchase plan ........       --       --            83
    Non-cash employee
    compensation .........       --       --            44
Dividends on Redeemable
Preferred Stock ..........       --       --          (262)
Accretion on Redeemable
Preferred Stock ..........       --       --        (6,930)
Credit on Exchange of
Redeemable Preferred
Stock ....................       --       --         1,104
Comprehensive
Income (Loss):
    Net loss .............       --       --       (20,240)
    Foreign currency
    translation ..........       --       --           127
    Unrealized loss on
    securities available
    for sale .............       --       --           (23)
Total Comprehensive
Income (Loss) ............       --       --       (20,136)
--------------------------   --------    -----    --------
Balance at
December 31, 1999 ........   (100,000)   $(281)   $ (7,019)
==========================   ========    =====    ========


            See Notes to the Consolidated Financial Statements


                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                                         Two Months      Year Ended
                                                                  Year Ended          Year Ended           Ended         October 31,
                                                              December 31, 1999   December 31, 1998   December 31, 1997       1997
------------------------------------------------------------- ------------------- ------------------- ------------------ -----------
Cash Flows from Operating Activities:
     Net loss ...............................................    $  (20,240)      $     (19,020)      $    (3,936)     $    (22,007)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities of Continuing Operations:
     Bad debt expense........................................           185                 449                --                --
     Depreciation and amortization...........................         4,866               3,295               360             3,703
     Stock-based compensation................................            44                 322               543             2,750
     Deferred gain on sale of building.......................           (14)                (19)               (3)              (19)
     Non-cash debt conversion charge.........................         3,506                  --                --                --
     Gain on sale of discontinued operations.................        (1,086)                 --                --                --
Changes in operating assets and liabilities,  excluding
 effects of discontinued business:
     Accounts receivable.....................................         1,828              (1,238)              225             2,008
     Other current assets....................................           257                (117)              433               305
     Other assets............................................           500                  --                --                --
     Accounts payable, accrued expenses and deferred revenue.
                                                                     (2,326)               (802)           (1,657)            3,792
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------
Net Cash Used in Operations..................................       (12,712)            (17,130)           (4,035)           (9,468)
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------
Cash Flows from Investing Activities:
     Additions to property, plant and equipment .............          (153)               (592)             (244)             (617)
     Additions to capitalized software costs.................            --                (724)             (148)           (3,360)
     Purchase of assets related to FlowStream product .......            --              (2,099)               --                --
     Acquisition of Almedica Technology Group, net of .......                                                                    --
cash acquired ...............................................           (66)                 --                --
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------
Net Cash Used in Investing Activities........................          (219)             (3,415)             (392)           (3,977)
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------
Cash Flows from Financing Activities:
     Repayment of amounts borrowed...........................           (75)                (53)              (14)              (59)
     Proceeds from issuance of long-term debt................            --                  --                --             5,500
     Proceeds from issuance of redeemable preferred stock                --               9,380             7,995                --
     Proceeds from issuance of common stock..................            83              19,592               607             2,032
     Proceeds from sale of discontinued business.............         1,086                  --             3,500                --
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------
Net Cash Provided from Financing Activities                           1,094              28,919            12,088             7,473
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------
Effect of Exchange Rate Changes on Cash......................            11                 (55)              (45)                9
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------
Net (Decrease)/Increase In Cash and Cash Equivalents.........       (11,594)              8,319             7,616            (5,963)
Cash and Cash Equivalents, beginning of year.................        17,437               9,118             1,502             7,465
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------
Cash and Cash Equivalents, end of year.......................    $    5,843       $      17,437       $     9,118      $      1,502
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the year for interest..................    $      641       $       1,401       $        88      $        937
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------
Supplemental Disclosures of Non-Cash Investing and Financing
Activities:
     Acquisition of BTS Clinical, Inc........................    $    3,580       $          --       $        --      $         --
     Treasury stock purchase obligation......................    $       --       $         281       $        --      $         --
------------------------------------------------------------- ---------------- ------------------- ---------------- ----------------


               See Notes to the Consiidated Financial Statements

                  Base Ten Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
     Years Ended December 31, 1999, December 31, 1998, October 31, 1997 and
                       Two Months Ended December 31, 1997

A.   Basis of Presentation and Liquidity
----------------------------------------

    The financial statements of Base Ten Systems, Inc. and subsidiaries (the "Company" or "Base Ten") have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. Also, at December 31, 1999 the Company was below the $2 million minimum net tangible assets, as defined, required for its current listing on the NASDAQ SmallCap Market System which, unless the Company raises sufficient additional capital in the immediate future, could result in the Company's shares being delisted from the NASDAQ SmallCap Market System. If the Company's Class A Common Stock is suspended from trading or delisted for an aggregate of 30 trading days in any 18 month period, or upon the occurrence of any other Redemption Event, holders of the Company's Series B Convertible
Preferred Stock may require the Company to redeem the Series B Convertible Preferred Stock for cash of 1.25 times the Mandatory Redemption Price. Such cash redemption would aggregate approximately $19.0 million, plus any other contingent payments which may become due pursuant to the terms of the Series B Convertible Preferred Stock. (See Note L to the Consolidated Financial Statements.) The Company does not currently have sufficient cash or credit to pay such amounts should there be a demand for payment. To further increase the Company's net tangible assets and in order to ensure the Company's compliance with NASDAQ listing requirements and to enable the Company to fund its operations through 2000, management is seeking the infusion of additional capital financing or investment from a strategic investor. If such efforts are not successful, there would be a material adverse effect on the Company's financial position and operations and its ability to continue as a going concern. These financial statements do not include any adjustments that could result therefrom.

B.   Description of Business
----------------------------

    The Company develops, manufactures and markets computer software systems that assist manufacturers in industries regulated by the Food and Drug Administration ("FDA"). The Company's software systems aid customers in complying with FDA current Good Manufacturing Practice ("cGMP") guidelines, and improve their overall productivity by automating certain manual processes. The Company's software systems include BASE10(R)ME and BASE10(R)FS, which are "Manufacturing Execution Systems." BASE10(R)ME uses Windows NT operating systems and BASE10(R)FS uses HP-UX and Digital VAX/VMS operating systems. The Company's software systems also include BASE10(R)CS, BASE10(R)ADLS and BASE10(R)ADMS, which are "Clinical Supply Chain Management Solutions." These software systems assist clinical specialists in managing supplies for clinical trials. BASE10(R)CS uses Windows NT operating systems. BASE10(R)ADLS and BASE10(R)ADMS, formerly known as ADLS and ADMS, respectively, were acquired from Almedica International, Inc. See Note D to the Consolidated Financial Statements.

    The Company also develops and markets other medical devices, including uPACs(TM). uPACs(TM) is an ultrasound picture archiving communications systems that digitizes, records and stores images on CD-ROM as an alternative to film and video storage. In 1997, the Company formed a limited liability company ("LLC") with an individual investor who is currently a principal stockholder of the Company. The Company contributed uPACs(TM) technology to the LLC, and the investor contributed $3 million to the LLC to fund required further development of the technology. Base Ten has a 9% interest in the LLC and the investor has a 91% interest in the LLC.

    For the periods ended October 31, 1997 and December 31, 1997, the Company was also engaged, through its Government Technology Division ("GTD"), in the design and manufacture of electronic systems employing safety critical software for the defense industry. Effective December 31, 1997, the GTD was sold by the Company. See Note R to the Consolidated Financial Statements.

C.   Summary of Significant Accounting Policies
-----------------------------------------------

1. Principles of Consolidation - The consolidated financial statements include the accounts of Base Ten and its wholly owned subsidiaries. All significant inter-company accounts, transactions and profits have been eliminated.

2. Discontinued Operations - As discussed more thoroughly in Note R to the Consolidated Financial Statements, the results of operations and the net assets of the Government Technology Division have been reported separately as discontinued operations for all periods presented in the accompanying financial statements.

3. Change of Fiscal Reporting Period - In January 1998, the Board of Directors approved a change of the Company's fiscal year end from October 31 to December 31.

4. Risks and Uncertainties - The Company operates in the software industry, which is highly competitive and rapidly changing. The Company has had a history of significant losses from operations and is subject to all of the risks inherent in a technology business, including but not limited to: claims by customers for contractual or other unfulfilled commitments, potential for significant technological changes in the industry or customer requirements, potential for emergence of competitive products with new capabilities or technologies, ability to manage future growth, ability to attract and retain qualified employees, dependence on key personnel, limited senior management resources, success of its research and development, protection of intellectual property rights, potentially long sales and implementation cycles, ongoing satisfaction of NASDAQ minimum net tangible asset requirements required for continued listing of the Company's stock on the NASDAQ SmallCap Market System and potential for Redemption Events related to the Company's Series B Convertible Preferred Stock. (See Notes A and L to the Consolidated Financial Statements).

      The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include allowance for doubtful accounts receivable, the total costs to be incurred under software license agreements requiring significant customizations or modifications, reserves for claims by customers for contractual or other unfulfilled commitments, the useful lives of capitalized computer software costs and deferred tax asset valuation reserves. Actual costs and results could differ from these estimates.

5. Revenue Recognition - The Company has adopted AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended in 1998 by SOP 98-4 and further amended by SOP 98-9, which is effective for transactions entered into after fiscal years beginning after March 15, 1999. The SOPs provide guidance on when revenue should be recognized and in what amounts as well as what portion of the Company's licensing transactions should be deferred.

      The Company licenses software under license agreements and provides services including maintenance, training and consulting. In general, software license revenues are recognized upon shipment of the software to the customer where there are no significant customizations or modifications required or other obligations of the Company. Revenues on all software license transactions in which there are significant customizations or modifications or other obligations of the Company are recognized on the percentage of completion basis. Progress under percentage of completion method is measured based on management's best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. Maintenance contract revenues are deferred and recognized ratably over the maintenance period which is generally one year. Revenues from consulting services are recognized as such services are performed and are on a time and material basis.

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

7. Research, Development and Computer Software Costs - In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs for Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"), the Company capitalizes certain software development costs for new products once it is determined that technological feasibility is achieved. Costs incurred prior to the determination of technological feasibility and costs associated with maintenance of existing products are expensed as incurred. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Commencing upon initial product release, these costs are amortized based on the greater of actual to total sales, or the straight-line method over the estimated useful life of not greater than four years.

8. Long-Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting
      Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs annual reviews of the recoverability of its capitalized software costs and other long lived assets based on anticipated revenues and cash flows from sales of these products. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. As a result of its evaluation of long-lived assets as of December 31, 1999, the Company determined that the carrying amount of capitalized development costs of BASE10(R)ME and BASE10(R)CS software exceeded its net realizable value. Accordingly, the Company wrote off $1,225,000 of such capitalized costs at that date.

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

11. Fair Value of Financial Instruments - The fair value of certain financial instruments, including cash, accounts receivable, accounts payable, and other accrued liabilities, approximates the amount recorded in the balance sheet because of the relatively current maturities of these financial instruments. The fair market value of long term debt at December 31, 1999 and December 31, 1998 approximates the amounts recorded in the balance sheet based on information available to the Company with respect to interest rates and terms for similar financial instruments.

12. Foreign Currency Translation - The accounts of the consolidated foreign subsidiaries are translated into United States dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" ("FAS 52"). All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. Transaction losses were $162,000 for the year ended December 31, 1999 and immaterial for the years ended December 31, 1998 and October 31, 1997 and for the two months ended December 31, 1997.

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

      Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1999 and December 31, 1998, all securities covered by FAS 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at December 31, 1999, December 31, 1998, consisted of common stock with a cost basis of $50,000 for each year and are included in other current assets. Differences between cost and market of $30,000 and $54,000 were included as a component of "accumulated other comprehensive income (loss)" in shareholders' equity, as of December 31, 1999 and December 31, 1998, respectively.

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

18. Recently Issued Accounting Standards - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") will be effective for the Company in the first quarter of 2001 and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is expected that the adoption of FAS 133 will not have a material effect on the Company's financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A, this SAB must be implemented no later than June 30, 2000. The Company does not expect the accounting and disclosures discussed in SAB 101 to have a material impact on its financial statements.

D.   Acquisitions
-----------------

From Consilium, Inc.

    On February 19, 1998, the Company acquired certain assets and assumed certain liabilities of Consilium, Inc. ("Consilium"), a software developer that specialized in manufacturing execution systems for the pharmaceutical, chemical and semi-conductor industries. The assets purchased related to the FlowStream product line of Consilium, which was sold to the pharmaceutical and chemical markets. Under the terms of the agreement, the Company paid Consilium $1.5 million in cash and assumed certain FlowStream-related liabilities of Consilium, which together with transaction costs in cash of approximately $600,000, resulted in a total purchase cost of $3.0 million. The agreement also provided for additional payments based upon a percentage of the excess of targeted sales of the FlowStream product, as defined, for the years ended December 31, 1998 and 1999, respectively. No additional payments were required for either year. The cash portion of the acquisition was financed with the Company's available cash balance. The acquisition has been accounted for under the purchase method, under which assets and liabilities acquired are recorded by the Company at their fair market value as of the purchase date.

    The purchase price was allocated to the assets acquired based on their estimated fair values. Equipment and furniture were purchased at estimated fair value and are being depreciated over estimated lives of three to ten years. Management estimated the value of certain amortizable assets to be $2.5 million as of the purchase date. These assets are included in acquired intangible assets and are being amortized on a straight line basis over their estimated lives of three to seven years.

    Unaudited Pro-forma Results

    The following unaudited pro-forma information presents the results of operations of the Company as if the acquisition of the FlowStream product line had taken place on November 1, 1996 (dollars in thousands, except per share data):


                   -----------------------------------------------------------------------------------------------------------------
                                                                 Year Ended      Two Months Ended         Year Ended
                                                                 December 31,        December 31,         October 31,
                                                                   1998                 1997                1997
                   -----------------------------------------------------------------------------------------------------------------
Revenue                                                         $     8,259          $     1,044         $     7,839
Net loss                                                            (19,869)              (4,969)            (28,207)
-------------------------------------------------------------------------------------------------------------------------
Net loss per common share - basic and diluted                   $    (10.85)         $     (3.00)        $    (17.85)
Weighted average common shares - basic and diluted (after
adjustment for September, 1999 reverse stock split)
                                                                2,124,000            1,652,000           1,579,000
-------------------------------------------------------------------------------------------------------------------------


    These pro-forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

From Almedica International, Inc.

    On June 11,  1999,  the Company  acquired  all of the  outstanding  stock of
Almedica Technology Group Inc., a wholly-owned subsidiary of Almedica International, Inc. Simultaneous with the closing of the transaction, the subsidiary, which develops and distributes clinical studies software for the pharmaceutical industry, was renamed BTS Clinical, Inc. The stock of the subsidiary was acquired in exchange for 3,950,000 shares of Class A Common Stock (790,000 after adjustment for the September, 1999 reverse stock split). At the time of the purchase, Class A Stock traded for $.90625 per share ($4.53125 after adjustment for the September, 1999 reverse stock split).

    This acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to the assets acquired based on their estimated fair values. Management estimated the value of certain intangible assets to be $4.1 million as of the purchase date. These assets are included in other assets and are being amortized on a straight line basis over their estimated lives of three to seven years.

Acquired Intangible Assets

    Accumulated amortization related to the acquired intangibles at December 31, 1999 and 1998 was $1,606,000 and $351,000, respectively. Included in acquired intangible assets is a Covenant Not to Compete with the Company (the "covenant") signed by an executive who joined Base Ten as part of the 1999 acquisition of BTS Clinical, Inc. The covenant covers the period of the executive's employment with Base Ten plus two years thereafter. The covenant was valued at $1.9 million at the time of the acquisition and was being written off over four years, which management estimated was the useful life of the agreement. During 1999, the company amortized $257,000 of the value of the covenant. Subsequent to December 31, 1999, the executive left the employment of the Company and the covenant will continue to be amortized over its remaining contractual life.

E.   Accounts Receivable
------------------------

    Accounts receivable are comprised of billed receivables arising from recognized and deferred revenues and unbilled receivables, which result from consulting services. All of the unbilled receivables are expected to be billed during the following year. The Company does not require collateral for its receivables. Reserves are maintained for potential credit losses. The principle components of accounts receivables are as follows (dollars in thousands):


---------------------------------------------------------- ------------------- --------------------
                                                              December 31,        December 31,
                                                                  1999                1998
---------------------------------------------------------- ------------------- --------------------
Billed receivables                                         $         612       $       2,456
Unbilled receivables                                                  13                 236
---------------------------------------------------------- ------------------- --------------------
                                                                     625               2,692
Less:  Allowance for doubtful accounts                                66                 320
---------------------------------------------------------- ------------------- --------------------
                                                           $         559       $       2,372
---------------------------------------------------------- ------------------- --------------------


    Bad debt expense amounted to $185,000 during the year ended December 31, 1999, $449,000 during the year ended December 31, 1998 and $140,000 during the year ended October 31,1997. There was no bad debt expense recorded during the two-month period ended December 31, 1997.

F.   Property, Plant and Equipment
----------------------------------

    Property, plant and equipment at December 31, 1999 and 1998 includes the following amounts (dollars in thousands):


----------------------------------------------------- ------------------- --------------------
                                                         December 31,        December 31,
                                                             1999                1998
----------------------------------------------------- ------------------- --------------------
Leasehold improvements                                $         370       $         343
Furniture, fixtures and equipment                             5,774               5,160
Land and building                                             3,600               3,600
----------------------------------------------------- ------------------- --------------------
                                                              9,744               9,103
Less:  Accumulated depreciation                               5,180               4,077
----------------------------------------------------- ------------------- --------------------
                                                      $       4,564       $       5,026
----------------------------------------------------- ------------------- --------------------


    Depreciation expense amounted to $749,000, $412,000, $203,000, $530,000, and
$462,000, in fiscal 1999 and 1998, the two month period ended December 31, 1997, and fiscal 1997, respectively.

G.   Other Assets
-----------------

    Other assets at December 31, 1999 and 1998 include the following amounts (dollars in thousands):


------------------------------------------------------------- -------------------------- -------------------------
                                                                    December 31,               December 31,
                                                                        1999                       1998
------------------------------------------------------------- -------------------------- -------------------------
Capitalized software costs, net                                   $         103               $        2,943
Patents, net                                                                332                          355
Debenture issue costs, net                                                   --                          393
Deposits                                                                     50                          550
------------------------------------------------------------- -------------------------- -------------------------

                                                                  $         485               $        4,241
------------------------------------------------------------- -------------------------- -------------------------


    Accumulated amortization related to the patents at December 31, 1999 and 1998 was $61,000 and $37,000, respectively.

    Accumulated amortization related to the debenture issue costs at December 31, 1999 and 1998 was $0 and $207,000, respectively.


    Accumulated amortization related to the capitalized software costs at December 31, 1999 and 1998 was $9,814,000 and $7,050,000, respectively.
Amortization of capitalized software development costs of $2,763,000, $2,274,000, $415,000 and $2,951,000 are included in cost of revenues for the years ended December 31, 1999 and 1998, the two month period ended December 31, 1997 and the year ended October 31, 1997, respectively.

H.  Income Taxes
----------------


The provision (benefit) for income taxes includes the following (dollars in thousands):


--------------------------------- --------------------- -------------------- --------------------- --------------------
                                                                               Two Months Ended
                                  Year Ended December       Year Ended        December 31, 1997    Year Ended October
                                        31, 1999         December 31, 1998                              31, 1997
--------------------------------- --------------------- -------------------- --------------------- --------------------
Current:
                Federal               $           --        $           --       $           --        $           --
                State                             --                    --                   --                    --
                Foreign                           --                    --                   --                    --
--------------------------------- --------------------- -------------------- --------------------- --------------------
Total Current                         $           --        $           --       $           --        $           --
--------------------------------- --------------------- -------------------- --------------------- --------------------
Deferred:
                Federal               $        5,879        $        5,192       $        1,179        $        6,373
                State                          1,729                 1,507                  342                   972
                Foreign                          488                    --                   --                    --
--------------------------------- --------------------- -------------------- --------------------- --------------------
Total Deferred                                 8,096                 6,699                1,521                 7,345
--------------------------------- --------------------- -------------------- --------------------- --------------------
Valuation Allowance                           (8,096)               (6,699)              (1,521)               (7,345)
--------------------------------- --------------------- -------------------- --------------------- --------------------
Net                                   $           --        $           --       $           --        $           --
--------------------------------- --------------------- -------------------- --------------------- --------------------



     A reconciliation of the Company's effective rate to the U.S. statutory rate is as follows:


----------------------------------------------------------------- -----------------------------------------------------------------
                                                                                   Percentage of Pre-Tax Earnings
                                                                  -----------------------------------------------------------------
                                                                                                     Two Months
                                                                    Year Ended       Year Ended    Ended December     Year Ended
                                                                   December 31,     December 31,      31, 1997       October 31,
                                                                       1999             1998                             1997
----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------
----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------
Federal tax (benefit)/provisions at applicable statutory rates         (34.0%)          (34.0%)         (34.0%)          (35.0%)
Increases (decreases) in income taxes  resulting from:
    State tax benefit, net of Federal tax effect                        (6.0)            (6.0)           (6.0)           --
    Valuation allowances                                                40.0             40.0            40.0             35.0
----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------
                                                                         --               --                --               --
----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------


    The components of the deferred tax assets and liabilities are as follows (dollars in thousands):



--------------------------------------------------- ------------------- -------------------- -------------------- ------------------
                                                                                              Two Months Ended
                                                        Year Ended          Year Ended        December 31, 1997       Year Ended
                                                    December 31, 1999    December 31, 1998                         October 31,1997
--------------------------------------------------- ------------------- -------------------- -------------------- ------------------
Current
    Vacation                                           $           51      $          154       $          221       $          136
    Other                                                         247                 605                   56                   16
--------------------------------------------------- ------------------- -------------------- -------------------- ------------------
Total current assets                                              298                 759                  277                  152
--------------------------------------------------- ------------------- -------------------- -------------------- ------------------

Noncurrent
    Deferred gain on sale leaseback                    $           86      $           91       $           91       $           90
    Compensation                                                1,255               1,255                1,100                1,100
    Depreciation and amortization                                (450)               (107)                  78                   86
    Net operating loss carryforward                            26,115              17,210               10,963                9,560
    Research and development
                     carryforward                                 519                 519                  519                  519
--------------------------------------------------- ------------------- -------------------- -------------------- ------------------
Total non-current assets                                       27,525              18,968               12,751               11,355
--------------------------------------------------- ------------------- -------------------- -------------------- ------------------
    Valuation allowance                                       (27,823)            (19,727)             (13,028)             (11,507)
--------------------------------------------------- ------------------- -------------------- -------------------- ------------------
Net deferred tax assets                                $           --      $           --       $           --       $           --
--------------------------------------------------- ------------------- -------------------- -------------------- ------------------


    At December 31, 1999, the Company had incurred net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $65.3 million, which expire in the years 2004 through 2019. Research and development carryforwards of $0.5 million expire in the years 2000 through 2006. As certain changes in the Company's ownership occur there is a limitation on the annual amount of such NOL carryforwards and credits which can be utilized. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be created and offset against the deferred tax assets if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance will be adjusted when the credits are realized or when, in the opinion of management, sufficient additional positive evidence exists regarding the likelihood of their realization. The reductions, if any, will be reflected as a component of income tax expense.

    The components of loss before income taxes were as follows:


------------------------------------- ---------------------- ---------------------- --------------------- ----------------------
                                       Year Ended December    Year Ended December     Two Months Ended         Year Ended
                                            31, 1999               31, 1998          December 31, 1997      October 31, 1997
------------------------------------- ---------------------- ---------------------- --------------------- ----------------------
------------------------------------- ---------------------- ---------------------- --------------------- ----------------------
Domestic                                 $      (19,020)        $      (16,679)        $       (3,803)       $      (20,632)
Foreign                                          (1,220)                (2,341)                  (133)               (1,375)
------------------------------------- ---------------------- ---------------------- --------------------- ----------------------
                                         $      (20,240)        $      (19,020)        $       (3,936)       $      (22,007)
------------------------------------- ---------------------- ---------------------- --------------------- ----------------------


I.   Accrued Expenses
---------------------

    Accrued expenses at December 31, 1999 and 1998 includes the following amounts (dollars in thousands):


 -------------------------------------------------------------- ---------------------- -----------------------
                                                                    December 31,            December 31,
                                                                        1999                    1998
 -------------------------------------------------------------- ---------------------- -----------------------
 Wages & benefits                                                  $          803         $        1,297
 Accrued contract costs and warranty                                          577                    394
 Accrued Interest                                                              --                    301
 Other                                                                        390                  1,160
 -------------------------------------------------------------- ---------------------- -----------------------
                                                                   $        1,770         $        3,152
 -------------------------------------------------------------- ---------------------- -----------------------


J.   Segment Information
------------------------

    The Company is organized and operates as a single segment. The following tabulation details the Company's operations in different geographic areas for the years ended December 31, 1999 and 1998, the two-month period ended December 31, 1997 and the year ended October 31, 1997 (dollars in thousands):


---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------
                                                   United States             Europe             Eliminations           Consolidated
---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------
Year Ended December 31, 1999:
Revenues from unaffiliated sources                $        1,743         $        2,385        $           --         $        4,128
---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------
Identifiable assets at December 31, 1999          $       25,124         $        1,857        $       (7,904)        $       19,077
---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------
Year Ended December 31, 1998:
Revenues from unaffiliated sources                $        4,019         $        3,531        $           --         $        7,550
---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------
Identifiable assets at December 31, 1998          $       39,350         $        1,353        $       (6,882)        $       33,821
---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------
Two-Months Ended December 31, 1997:
---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------
Revenues from unaffiliated sources                $           82         $           99        $           --         $          181
---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------
Identifiable assets at December 31, 1997          $       27,567         $        1,137        $       (4,291)        $       24,413
---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------
Year Ended October 31, 1997:
Revenues from unaffiliated sources                $        2,510         $            2        $           --         $        2,512
---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------
Identifiable assets at October 31, 1997           $       24,979         $        1,205        $       (4,967)        $       21,217
---------------------------------------------- ---------------------- --------------------- ---------------------- -----------------



    At December 31, 1999, four customers represented $295,000 (53%) of the accounts receivable balance.

    In fiscal year 1999, one customer accounted for sales of $593,000. In fiscal year 1998, one customer accounted for sales amounting to $1,655,000 and four customers accounted for sales of $136,000 in the two-month period ended December 31, 1997. In fiscal year 1997, three customers accounted for sales of $1,221,000.

K.   Commitments and Contingencies
----------------------------------


Legal Proceedings

    The Company is involved from time to time in various claims and proceedings including customer and employee claims in the normal course of business. The Company has certain agreements with some of its customers which contain damage or penalty clauses for non-delivery or delays beyond certain dates. Such damage clauses vary by customer and may provide for a fixed amount of damages per day or per week, and may or may not contain limitations on the aggregate amount of such damage payments. At December 31, 1999, the Company has missed certain delivery dates which provide, in one case, for the possible imposition of payments by the Company of $10,000 per week. Management has maintained discussions with its customers in an effort to satisfy customers' requirements while minimizing exposure to damage claims. The Company has reserved approximately $500,000 for such matters at December 31, 1999. While management believes this amount is sufficient to cover all damage claims, if any, it is possible that customer claims may exceed this amount and such additional amounts could be material to the Company's financial position and statement of operations when such amounts are finally determined.


Employment Agreements

    At December 31, 1999, the Company had employment severance agreements with seven employees. Subsequent to December 31, 1999, one of the employees covered by the severance agreements entered into an employment termination agreement under which the Company paid severance in the amount of $200,000. The remaining severance agreements provide for up to six months of severance payments in the aggregate of $163,000 plus normal benefits and any amounts due under incentive compensation plans in the event the employee is terminated without cause. In addition, subsequent to year end, the Company entered into similar agreements with four additional employees with aggregate benefits amounting to $61,000.

    At December 31, 1999, the Company had agreements with two executives providing severance payments if the executive's employment is terminated within three years after a change in control of the Company (i) by the Company for reasons other than death, disability, or cause or (ii) by the executive for good reason. The amount of the severance payment is 2.99 times total average compensation and cost of employee benefits for each of the five years prior to the change in control, subject to the amount deductible by the Company under the Internal Revenue Code. One of the executives covered under these change of control agreements terminated employment after December 31, 1999 without the Company incurring any liability in accordance with the change of control agreement.

Financing Obligation and Leases


    The Company entered into a sale and leaseback arrangement on October 28, 1994. The buyer/lessor of the building was a partnership in which two of the partners are former officers and directors of the Company. Under the arrangement, the Company sold its main building in Trenton, New Jersey and agreed to lease it back for a period of 15 years under terms that qualify the arrangement. The Company also has an option to purchase the building at the end of the lease and, accordingly, has accounted for this sale leaseback as a financing transaction. Interest is calculated under the effective interest method and depreciation is taken using the straight-line method. In addition, a non-interest bearing security deposit of $550,000 was paid at closing which was included in other non-current assets on the balance sheet. During 1999, the Trenton facility was sold by the partnership to an unrelated third party. Under the terms of the lease, the $550,000 deposit was returned to the Company.


    In 1997, the Company sub-leased a portion of the building in connection with the sale of the Government Technology Division. Rental payments to be received in conjunction with the sublease will total approximately $240,000 in 2000 and $264,000 per year in 2001 and 2002. The Company's future minimum gross lease payments related to the sale-leaseback arrangement in effect at December 31, 1999 are as follows (dollars in thousands):


------------------------------------------------------- ---------------------
Year Ending December 31,
------------------------------------------------------- ---------------------
2000                                                      $         615
2001                                                                615
2002                                                                615
2003                                                                615
2004                                                                628
2005 and thereafter                                               3,335
------------------------------------------------------- ---------------------
                                                                  6,423
Less interest portion                                            (3,083)
------------------------------------------------------- ---------------------
Present value of net minimum payments                     $       3,340
------------------------------------------------------- ---------------------


    At December 31, 1999 and 1998, the gross amount of the building and the related accumulated depreciation recorded under the financing obligation were as follows (dollars in thousands):


 ------------------------------------------ ---------------------- ----------------------
                                                December 31,           December 31,
                                                    1999                   1998
 ------------------------------------------ ---------------------- ----------------------
 Land and building                              $      3,600           $      3,600
 Less:    Accumulated depreciation                       620                    500
 ------------------------------------------ ---------------------- ----------------------
                                                $      2,980           $      3,100
 ------------------------------------------ ---------------------- ----------------------


    The Company also has several noncancelable operating leases that expire over the next eight years. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases during fiscal years 1999, 1998, 1997 were $574,000, $423,000 and
$307,000, respectively. Rental expense for operating leases for the two-month period ended December 31, 1997 was $51,000. Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are (dollars in thousands):


------------------------------------------ --------------------
Year Ending December 31,
------------------------------------------ --------------------
2000                                          $          591
2001                                                     292
2002                                                     224
2003                                                     128
2004                                                      97
2005 and thereafter                                      336
------------------------------------------ --------------------
Total minimum lease payments                  $        1,668
------------------------------------------ --------------------


    During 1999, the Company was released of its obligations totaling $1,234,000 under an operating lease expiring in 2009 for office space in Newbury, England.

L.   Redeemable Convertible Preferred Stock and Convertible Debt
----------------------------------------------------------------

$ 5.5 million Convertible Debenture

    On May 30, 1997, the Company sold 55 Units ("Units") at $100,000 per Unit, for an aggregate of $5,500,000, to two accredited purchasers ("Purchasers") in a private offering (the "Offering"). Each Unit consisted of (i) an 8% five-year convertible debenture ("Convertible Debenture") in the principal amount of $100,000 convertible into shares of the Company's Class A Common Stock and (ii) a warrant ("Warrant") to acquire 1,800 shares (360 after adjustment for the reverse stock split) of Class A Common Stock. The number of shares of Class A Common Stock that was issuable upon conversion of the Convertible Debentures was variable. The number of shares were to be calculated at the time of conversion and were to be the lesser of (i) the product obtained by multiplying (x) the lesser of the average of the closing bid prices for the Class A Common Stock for the (A) five or (B) thirty consecutive trading days ending on the trading day immediately preceding the date of determination by (y) a conversion percentage equal to 95% with respect to any conversions occurring prior to February 24, 1998 and 92% with respect to any conversions occurring on or after February 24, 1998 and (ii) $13.50 ($67.50 after adjustment for the reverse stock split) with respect to any conversions occurring prior to May 30, 1998 or $14.00 ($70.00 after adjustment for the reverse stock split) with respect to any conversions occurring on or after May 30, 1998. These prices were subsequently revised to $13.05 ($65.25 after adjustment for the reverse stock split) and $13.53 ($67.65 after adjustment for the reverse stock split) pursuant to an agreement between the holders and the Company in consideration of the holders' willingness to grant the Company a waiver to sell the GTD. The Convertible Debentures were not convertible prior to December 16, 1997. From December 16, 1997 until February 23, 1998 one-half of the Convertible Debentures could have been converted and after February 23, 1998, the Convertible Debentures were fully convertible. The Warrants may be exercised at any time through May 30, 2002 at an exercise price of $12.25 ($61.25 after adjustment for the reverse stock split) per share. The Company received net proceeds of approximately $4,950,000 from the sale of the Units after deduction of fees and expenses related to the Offering. During 1998, the $5.5 million Convertible Debentures were fully converted into 1,490,805 (298,161 after adjustment for the reverse stock split) shares of Class A Common Stock.


$ 10 Million Convertible Subordinate Debenture

    In August 1996 the Company sold $10.0 million 9.01% Convertible Subordinate Debentures due August 31, 2003 in a private offering. Under the terms of the debentures the holder could convert the debentures into the Company's Class A Common Stock at $12.50 per share ($62.50 after adjustment for the reverse stock split), 125% of the closing price on August 9, 1996. The Company had the right to call the debentures after February 28, 1998 if the Company's Class A Common Stock price traded between $15.00-$17.50 per share ($75.00 - $87.50 after adjustment for the reverse stock split).

    On November 10, 1998, the shareholders approved a proposal to authorize the Company to decrease the conversion price from $12.50 ($62.50 after adjustment for the reverse stock split) to $4.00 ($20.00 after adjustment for the reverse stock split) per share of Class A Common Stock upon conversion of the debenture. On March 5, 1999, the debentures were converted at the reduced conversion price of $4.00 per share ($20.00 after adjustment for the September 1999 reverse stock split). The market value of the additional conversion shares issued as a result of the reduced conversion price was approximately $3,506,000.

Redeemable Convertible Preferred Stock

    On December 4, 1997, the Company entered into a securities purchase agreement to sell 19,000 of Series A Convertible Preferred Stock, $1.00 par value, ("Series A Preferred Stock") and common stock warrants for gross proceeds of $19,000,000. The closing of the Series A Preferred Stock and warrants occurred in two tranches. On December 9, 1997, the Company issued 9,375 shares of Series A Preferred Stock and 375,000 warrants (75,000 after adjustment for the reverse stock split). An additional 346,000 (69,200 after adjustment for the reverse stock split) warrants were issued to consultants valued at approximately $1,011,000. The transaction resulted in net proceeds of $6,984,000, net of offering costs of $1,380,000. The Company allocated the net proceeds of the first tranche of Series A Preferred Stock and the warrants based upon their relative fair values resulting in $6,155,000 assigned to the Series A Preferred Stock and $829,000 to the warrants. On December 31, 1997, 9,625 shares of Series A Preferred Stock and 385,000 warrants (77,000 after adjustment for the reverse stock split) were issued to the holders of the Series A Preferred Stock, net of cash offering costs of approximately $245,000, resulting in net proceeds of $9,380,000. The Company allocated the net proceeds of the second tranche of Series A Preferred Stock and the warrants based upon their relative fair values resulting in $8,529,000 assigned to the Series A Preferred Stock and $851,000 to the warrants. Such proceeds were received on January 2, 1998, and were recorded as subscriptions receivable at December 31, 1997.

    During 1998, 5,798 shares of Series A Preferred Stock were converted into 1,917,806 shares of Class A Common Stock (383,561 after adjustment for the September 1999 reverse stock split) and 1,740 shares of Series A Preferred Stock were issued as dividends resulting in 14,942 shares of Series A Preferred Stock outstanding at December 31, 1998.

    On March 5, 1999, the outstanding Series A Preferred Stock and warrants were exchanged for Series B Convertible Preferred Stock, $1.00 par value ("Series B Preferred Stock"). As a result, approximately 15,203 shares of Series B Preferred Stock, with a principal amount of approximately $15,203,000 were exchanged for the outstanding shares of Series A Preferred Stock. In addition, 632,000 new warrants (126,400 after adjustment for the reverse stock split) were issued to Series B Preferred Stockholders, and 720,000 warrants (144,000 after adjustment for the reverse stock split) were issued to replace certain original warrants issued in December 1997. The Series B Preferred Stock and warrants were recorded at December 31, 1999 at their estimated fair value of $19,004,000. The difference between this estimated fair value and the carrying value of the Series A Preferred Stock has been recorded as a debit to net loss available to common shareholders and accumulated deficit.

    The terms of the Series B Preferred Stock are similar to the Series A Preferred Stock, except that: (a) the Series B Preferred Stock have a conversion price of that number of shares determined by dividing the Mandatory Redemption Price, as defined in the terms of the Series B Preferred Stock, by $4.00 ($20.00 after adjustment for the September 1999 reverse stock split), whereas the conversion price of the Series A Preferred Stock was equal to the Mandatory Redemption Price divided by the lesser of (i) $16.25 or (ii) the Weighted Volume Average Price (as defined) of the Class A Common Stock prior to the conversion date limited to 3,040,000 shares (608,000 shares after adjustment for the September 1999 reverse stock split); (b) the Series B Preferred Stock does not provide the holder with the option to receive a subordinated 8% promissory note because of the elimination of the 3,040,000 share limitation (608,000 shares after adjustment for the September 1999 reverse stock split); and (c) the Series B Preferred Stock does not provide for a dividend payment based on the market price of the Class A Common Stock. As a result of the exchange of Series A Preferred Stock for Series B Preferred Stock, preferred stock dividends are no longer required to be paid by the Company.

    The Series B Preferred Stock is convertible at any time or from time to time into Class A Common Stock at a conversion price of $4.00 ($20.00 after adjustment for the September 1999 reverse stock split).

    The Series B Preferred Stock matures on December 15, 2000. On the maturity date, the Company must redeem the outstanding preferred stock at its Mandatory Redemption Price, which is the sum of the purchase price, accrued but unpaid dividends and other contingent payments as provided pursuant to the terms of the Series B Preferred Stock. The portion of the Mandatory Redemption Price constituting such other contingent payments is payable in cash whereas the purchase price and accrued but unpaid dividends are payable in cash or common stock at the option of the Company. If the Company elects to settle the redemption in Class A Common Stock the Mandatory Redemption Price is 1.25 times the purchase price. The Company was accreting the carrying value of the Series B Preferred Stock to the purchase price and recognizing the accretion charges to retained earnings (accumulated deficit) over the period from issuance to maturity. Since the Company was below the $2 million minimum net tangible assets required for its current listing on the NASDAQ SmallCap Market System at December 31, 1999 and remains below this requirement for ongoing listing of its stock, the Company has recorded the Series B Convertible Preferred Stock at its Redemption Price of $19.0 million and has recorded corresponding charges to net loss available for common shareholders and accumulated deficit as of December 31, 1999. As such, the total accretion in 1999 aggregated approximately $6,930,000.

    Holders of the Series B Preferred Stock have the right to require the Company to purchase their shares for cash upon the occurrence of a Redemption Event. Redemption Events include: (a) suspension of trading or delisting from the NASDAQ NMS or NASDAQ SmallCap Markets of the Class A Common Stock for an aggregate of 30 trading days in any 18 month period; (b) failure by the Company to cause the holders to be able to utilize the registration statement filed for the resale of the shares of the Class A Common Stock shares into which the Series B Preferred Stock is convertible; (c) failure to issue Class A Common Stock upon exercise of conversion rights by a preferred shareholder; or (d) failure to pay any amounts due to preferred shareholders. The cash purchase price upon occurrence of a Redemption Event (which would approximate $19 million at December 31, 1999 plus any other contingent payments which may become due) is the greater of (a) 1.25 times the Mandatory Redemption Price, or (b) the Mandatory Redemption Price divided by the product of the effective conversion price and the market value of the common shares.

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

    For each $1 million of the Series A Preferred Stock held by the Series B Preferred Stockholders on September 1, 1998 and thereafter converted at a conversion price of $4.00 or more, the Series B Preferred Stockholders received four-year warrants to purchase 80,000 shares (16,000 after adjustment for the reverse stock split) of Class A Common Stock exercisable at $3.00 ($15.00 after adjustment for the reverse stock split) per share. The issuance of one-half of the warrants was effected by modifying certain provisions of existing warrants held by the Series B Preferred Stockholders. The Company may force the exercise of the warrants if, among other things, the Class A Common Stock trades at $4.00 ($20.00 after adjustment for the reverse stock split) or more for 20 consecutive trading days and the aggregate of cash (and cash equivalents) as shown on the Company's most recent balance sheet is $5,000,000 or more. If there is a forced exercise, the exercise price of certain other existing warrants held by the Series B Preferred Stockholders would be modified to the lesser of (i) market value and (ii) the exercise price then in effect.

M.   Other Arrangements
-----------------------

     In May 1997 the Company entered into an agreement whereby it became a minority owner of uPACS(TM) LLC, a limited liability company (the "LLC"). Under the terms of the agreement the Company made a capital contribution to the LLC of its rights to its uPACS(TM) technology which is a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. In exchange for such capital contribution, the Company received a 9% interest in the LLC. A then outside investor, who is currently a principal shareholder of the Company, made an initial capital contribution of $2 million and later made a further capital contribution of $1 million in return for a 91% interest in the LLC. In connection with the formation of the LLC the Company entered into a services and license agreement whereby the Company agreed to complete the development of the uPACS(TM) technology and undertake to market, sell, and distribute systems using the uPACS(TM) technology. The LLC agreed to pay the Company its expenses in connection with such services and the Company agreed to pay royalties to the LLC in connection with the sale of systems using the uPACS technology. At such time as the LLC has distributed to the outside investor an aggregate amount equal to $4.5 million of its net cash flow the Company would become a 63% owner of the LLC and the outside investor would own a 37% interest in the LLC.

    During 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology. For the year ended December 31, 1999, the Company paid approximately $0.7 million of the LLC's expenses. The Company intends to continue funding the LLC operation only through the first quarter of 2000. Costs of funding the LLC after December 31, 1999 total less than $50,000.

N.   Equity Transactions
------------------------

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

    On November 10, 1998, the shareholders approved an increase in the authorized Class A Common Stock from 40 million to 60 million shares and the sale and issuance of up to 6,666,666 (1,333,333 after adjustment for the reverse stock split) shares of Class A Common Stock at a purchase price of $3.00 ($15.00 after adjustment for the reverse stock split) per share, and Warrants to purchase up to 1,000,000 shares (200,000 after adjustment for the reverse stock split) of Class A Common Stock at an exercise price of $3.00 ($15.00 after adjustment for the reverse stock split) per share.

    In order to provide additional capital to the Company, the Company agreed to sell 6,666,666 (1,333,333 after adjustment for the reverse stock split) shares of Class A Common Stock at a purchase price of $3.00 ($15.00 after adjustment for the reverse stock split) per share for aggregate proceeds of $20,000,000. For each $1 million of Class A Common Stock purchased, the purchaser received seven-year warrants to purchase 50,000 shares of Class A Common Stock, exercisable at $3.00 ($15.00 after adjustment for the reverse stock split) per share; a total of 1,000,000 (200,000 after adjustment for the reverse stock split) warrants were, therefore, issued to the purchaser. The placement agent also received warrants to purchase up to 250,000 (50,000 after adjustment for the reverse stock split) shares of Class A Common Stock.

    On September 10, 1999, the listing of Base Ten's common stock was transferred from NASDAQ National Market System to the NASDAQ SmallCap Market.

Reverse Stock Split

    On September 24, 1999, the Company executed a one-for-five reverse split of the Company's Class A Common and Class B Common Stock. Under the terms of the split, each shareholder received one share of Class A Common $5 par value stock for every five shares, or fraction thereof, of Class A Common $1 par value stock owned as of the transaction date. In addition, shareholders received one share of Class B Common $5 par value stock for every five shares, or fraction thereof, of Class B Common $1 par value stock owned as of September 24, 1999. As a result of the reverse stock split, the Company retired 20,161,883 shares of Class A Common Stock and 56,917 shares of Class B Common Stock. The prices for shares of the Company's Class A Common Stock traded through the NASDAQ SmallCap Market reflected the reverse stock split as of September 24, 1999, while trading of Class B Common Stock on the Bulletin Board reflected the reverse stock split as of November 8, 1999. All references in the consolidated financial statements to shares and per share data have been adjusted retroactive to November 1, 1996 in response to the reverse stock split.

O.  Earnings Per Share
----------------------

    The following is a reconciliation of the numerators and denominators used to calculate loss per share in the Consolidated Statements of Operations (dollars in thousands, except per share data):


------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Two Months
                                                      Year Ended           Year Ended             Ended               Year Ended
                                                   December 31, 1999    December 31, 1998    December 31, 1997    October 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Loss per common share-basic:
Net loss                                            $        (20,240)   $        (19,020)     $     (3,936)       $      (22,007)
Less: Dividends on Preferred Stock                              (262)             (1,740)               --                   --
       Accretion on Preferred Stock                           (6,930)             (1,424)               --                   --
Plus:  Credit on Exchange of Preferred Stock                     445               --                   --                   --
------------------------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)         $        (26,987)   $        (22,184)     $     (3,936)       $      (22,007)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares - basic (denominator)              4,624,000           2,124,000         1,652,000             1,579,000
------------------------------------------------------------------------------------------------------------------------------------
            Net loss per common share-basic         $         (5.84)    $        (10.45)      $      (2.38)       $      (13.94)
------------------------------------------------------------------------------------------------------------------------------------

Loss per common share-fully diluted:
Net loss                                            $        (20,240)   $        (19,020)     $     (3,936)       $      (22,007)
Less: Dividends on Preferred Stock                              (262)             (1,740)               --                   --
       Accretion on Preferred Stock                           (6,930)             (1,424)               --                   --
Plus:  Credit on Exchange of Preferred Stock                     445               --                   --                   --
------------------------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)         $        (26,987)   $        (22,184)     $     (3,936)       $      (22,007)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares                                    4,624,000           2,124,000         1,652,000             1,579,000
Effect of dilutive options / warrants                             --                 --                --                     --
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares-fully diluted (denominator)        4,624,000           2,124,000         1,652,000             1,579,000
------------------------------------------------------------------------------------------------------------------------------------
           Net loss per common share-diluted        $         (5.84)    $        (10.45)      $      (2.38)       $      (13.94)
------------------------------------------------------------------------------------------------------------------------------------


    Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the years ended December 31, 1999 and 1998, the two month period ended December 31, 1997 and the year ended October 31, 1997 and, therefore, were not included in the calculation of fully diluted earnings per share.


P.   Stock Option Plans, Warrants and Rights
--------------------------------------------

    The Company's 1990 Incentive Stock Option Plan reserves 96,800 shares (after adjustment for the reverse stock split) (after adjustment for the reverse stock split) of either Class A or Class B Common Stock for purchase upon the exercise of options that may not be granted at less than the fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no further shares available for option under this plan.

    The Company's 1992 Incentive Stock Option Plan reserves 140,000 shares (after adjustment for the reverse stock split) of Class A Common Stock for purchase upon the exercise of options that may not be granted at less than fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no further shares available for option under this plan.

    The Company's Discretionary Deferred Compensation Plan reserves 230,000 shares (after adjustment for the reverse stock split) of Class A Common Stock for issuance upon the exercise of options. There are no options available for grant under this plan. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years.

    The Company's 1995 Incentive Stock Option Plan reserves 150,000 shares (after adjustment for the reverse stock split) of Class A Common Stock for issuance upon the exercise of options. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years. There are no options available for grant under this plan.

    The Company's Base Ten Stock Option Plan reserves 16,000 shares (after adjustment for the reverse stock split) of Class A Common Stock for purchase upon the exercise of options that may not be granted at less than fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no options available for grant under this plan.

    The Company's 1998 Stock Option and Stock Award Plan reserves 642,409 shares (after adjustment for the reverse stock split) of Class A Common Stock for purchase upon the exercise of options. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years. This plan allows for the re-issuance of any canceled or expired options. Approximately 286,000 options remain available for grant under this plan.

    A summary of the status of the Company's aforementioned stock option plans as of October 31, 1997 and December 31, 1997, 1998 and 1999 and changes during the periods ending on those dates is presented below:


-------------------------------------------------------------------------------------------------------------------------------
                                                    Class A                             Class B
                                    -----------------------------------------------------------------------------
                                                                   Weighted-                         Weighted-              Total
                                           Number of           Average Exercise    Number of      Average Exercise         Number of
                                             Shares                 Price            Shares             Price               Shares
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at October 31, 1997               380,933            $   48.30            989            $   15.00             381,922
------------------------------------------------------------------------------------------------------------------------------------
Granted                                            --                --                --                --                     --
Exercised                                     (10,117)               48.35             --                                  (10,117)
Canceled
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997              370,816                48.25            989            $   15.00             371,805
------------------------------------------------------------------------------------------------------------------------------------
Granted                                       509,220                14.70             --                                  509,220
Exercised                                     (25,046)               19.20           (989)               15.00             (26,035)
Canceled                                      (80,865)               45.75                                                 (80,865)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998              774,125                27.35             --                --                774,125
------------------------------------------------------------------------------------------------------------------------------------
Granted                                       155,360                 3.91             --                --                155,360
Exercised                                         (50)               17.50             --                --                    (50)
Canceled                                     (437,975)               24.74             --                --               (437,975)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999              491,460                22.27             --                --                491,460
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31, 1999              344,720            $   29.22             --             $  --                344,720
------------------------------------------------------------------------------------------------------------------------------------


     The following tables summarizes information about the stock options outstanding at December 31, 1999:


----------------------------------------------------------------------------------------------------------------------------------
                                                    Options Outstanding                              Options Exercisable
                                  --------------------------------------------------------   -------------------------------------
                                                     Weighted-Average
                                        Number           Remaining                                Number
                                    Outstanding at   Contractual Life   Weighted-Average      Exercisable at    Weighted-Average
    Range of Exercise Prices      December 31, 1999     (in years)       Exercise Price      December 31, 1999   Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
       $1.00     -    $10.00            267,280             9.15              $6.71                138,550            $9.31
      $12.50     -    $20.00             29,816             5.79             $17.22                 19,306           $17.46
      $25.63     -    $43.13             95,044             5.80             $34.68                 87,544           $35.45
      $51.25     -    $58.16             99,320             6.99             $53.78                 99,320           $53.78
----------------------------------------------------------------------------------------------------------------------------------


    The Company's 1998 Employee Stock Purchase Program authorizes the issuance of up to 200,000 shares of Class A Common Stock for purchase by Company employees. Shares are purchased at 85% of the fair market value on standard quarterly purchase dates as defined in the plan. Approximately 174,000 shares were available for issuance and purchase at December 31, 1999.

    At December 31, 1999, the Company has outstanding 761,709 warrants and 167,300 options to consultants and five non-management directors at prices ranging from $3.906 to $90.00, expiring from 2000 to 2009. In 1999, 820,000 warrants and 162,000 options expired. The remaining options and warrants were issued at fair market value at the date of grant.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") for its stock options plans for employees. Had compensation cost for these plans been determined under FAS 123, the Company's net loss would have been increased to $20,904,000, $20,192,000 and $24,898,000 with a net loss per common share of $4.52, $2.20 and $3.22 for years ended December 31, 1999, 1998 and October 31, 1997, respectively. There were no options granted in the two-month period ended December 31, 1997. For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of between 43-77 percent; weighted average risk free interest rate of between 5.08-6.35 percent; and weighted average expected lives of 1 to 5 years. All options granted to date under the stock option plans for employees have an exercise price equal to the market price of the Company's stock on the grant date.

    In addition, the Company has recorded charges to earnings for years ended December 31, 1998 and October 31, 1997 of $322,000 and $2,750,000 respectively, representing the value of the options and warrants issued to consultants. The Company also incurred a charge of $543,000 in the two-month period ended December 31, 1997 as a result of extending option expiration dates to terminated employees of the GTD. These charges have been computed using the Black-Scholes option-pricing model.

Q.   Employee Benefit Plan
--------------------------

    The Company has a 401(k) plan which allows all eligible employees to defer up to 17% of their pre-tax income through contributions to the plan. The plan allows for a 1% base annual salary Company matching contribution for each eligible employee. The Company's contribution was $47,000 and $51,000 for fiscal years 1999 and 1998, respectively, $23,000 for the two-month period ended December 31, 1997 and $34,000, in fiscal year 1997.

R.   Discontinued Operations
----------------------------

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

    Results of operations of the GTD are as follows:


------------------------------------------------- --------------------- --------------------
                                                    Two Month Ended     Year Ended October
                                                    December 31, 1997        31, 1997
------------------------------------------------- --------------------- --------------------
Net revenues                                      $          --         $         9,981
Cost and expenses                                           222                  14,835
------------------------------------------------- --------------------- --------------------


    The net loss on disposal of $1,173,000 for the year ended October 31, 1997 included a provision for estimated losses of the GTD of $1,068,000 through the date of sale. The actual expenses of the GTD through the date of the sale exceeded the provision for estimated losses by $222,000.

    In accordance with the agreement between the Company and Strategic, and in consideration for the value of the net assets sold, the Company received $3,500,000 in cash, and an unsecured promissory note in a principal amount of $1,975,000. The note has a five year term bearing interest at a rate of 7.5% per annum. Principal payments under the note amortize over a three year period beginning on the second anniversary of the closing dated December 31, 1997. The terms of the note also provide for accelerated payments of principal and interest pending the occurrence of certain events.

    The Company also received a warrant from Strategic exercisable for that number of shares of the voting common stock as equals 5% of issued and outstanding shares of common stock and common stock equivalents immediately following and giving effect to any initial underwritten public offering by Strategic, with respect to which there can be no assurance. On April 30, 1999, Strategic was sold to Smiths Industries ("Smiths"), a defense industry competitor. The Company, as per the terms of the agreement noted above, received income in 1999 in the form of cash payments of approximately $1.1 million which has been reflected as a gain from sale of discontinued operations. The unsecured promissory note issued by Strategic to the Company for $1,975,000 has been assumed by, and the sublease has been guaranteed by, Smiths as of the sale date. The Company's warrant to purchase shares of Strategic, described above, was cancelled as of the sale date.

    The Company has subleased to Strategic approximately 30,000 square feet plus allowed the use of 10,000 square feet of common areas for a period of five years at an annual rental of $240,000 through 2000 and $264,000 per year for 2001 and 2002.

S.  Comprehensive Income (Loss)
-------------------------------

    The accumulated  balances for each  classification  of comprehensive  income
(loss) are as follows (dollars in thousands):


------------------------------------------------------ -------------------- ----------------- ---------------------
                                                                               Unrealized      Accumulated Other
                                                        Foreign Currency    Gains (Loss) on      Comprehensive
                                                              Items            Securities        Income (Loss)
------------------------------------------------------ -------------------- ----------------- ---------------------
Balance October 31, 1996                                   $      (159)       $        49        $          (110)
------------------------------------------------------- ------------------- ------------------ ---------------------
FY 1997 change                                                       9                 94                    103
------------------------------------------------------- ------------------- ------------------ ---------------------
Balance October 31, 1997                                          (150)               143                     (7)
------------------------------------------------------- ------------------- ------------------ ---------------------
1997 Transition Period change                                      (45)               (81)                  (126)
------------------------------------------------------- ------------------- ------------------ ---------------------
Balance December 31, 1997                                         (195)                62                   (133)
------------------------------------------------------- ------------------- ------------------ ---------------------
FY 1998 change                                                     (55)                (8)                   (63)
------------------------------------------------------- ------------------- ------------------ ---------------------
Balance December 31, 1998                                         (250)                54                   (196)
------------------------------------------------------- ------------------- ------------------ ---------------------
FY 1999 change                                                     127                (23)                   104
------------------------------------------------------- ------------------- ------------------ ---------------------
Balance December 31, 1999                                  $      (123)       $        31        $           (92)
------------------------------------------------------- ------------------- ------------------ ---------------------



T.   Related Party Transactions
-------------------------------

     Almedica International, Inc., a shareholder of the Company and the former owner of BTS Clinical, Inc., is a customer of the Company. During 1999, the company recorded revenues from Almedica International, Inc. of $236,000. Also, see Note M for expenses incurred by the Company related to its investment in the LLC.


U.   Subsequent Events
----------------------

     Subsequent to December 31, 1999, a contract to provide software and services to one customer was terminated due to the Company's inability to meet delivery deadlines for version 3.2 of BASE10(R)ME which was caused by the substantial customization of the core product required for the project. Under the terms of this contract, the Company was to receive revenues totaling approximately $1.4 million. The termination of this contract will allow the Company to reallocate resources to other projects requiring less substantial customization. In addition, to reduce its dependence on the BASE10(R)ME and BASE10(R)CS products, the Company plans to more aggressively market the BASE10(R)ADLS, BASE10(R)ADMS and BASE10(R)FS products. While the timely delivery of product to the Company's customers cannot be completely assured, management believes the Company will be able to meet its remaining delivery commitments. The financial statements reflect the impact of the terminated contract and concerns over the delivery of BASE10(R)ME and BASE10(R)CS.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April, 2000.

                             Base Ten Systems, Inc.


By:/s/ Stephen A. Cloughley      By:/s/ William F. Hackett      By:   /s/ William F. Hackett
   -------------------------        -----------------------        -------------------------
     Stephen A. Cloughley             William F. Hackett                William F. Hackett
    Chief Executive Officer         Chief Financial Officer        Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                                        Title                    Date

                                      Directors             April 11, 2000
Stephen A. Cloughley
Alan S. Poole
John C. Rhineberger




By:   /s/ William F. Hackett
      -----------------------------------
      William F. Hackett, as attorney-in-fact



                                            Exhibit Index

Exhibit Number                          Exhibit                                             Page
--------------                          -------                                             ----
2.               (a)          Asset Purchase  Agreement  between  Registrant                *(A)
                              and  Strategic  Technology  Systems,   Inc.  dated
                              October 27,  1997,  (incorporated  by reference to
                              Exhibit 2.1 of Registrant's Current Report on Form
                              8-K (File No. 0-7100) dated November 17, 1997).

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

3.               (a)          Restated  Certificate  of  Incorporation,  as                 *
                              amended,   of   Registrant   (incorporated   by
                              reference to Exhibit  4(a) to  Amendment  No. 1 to
                              Registrant's  Registration  Statement  on Form S-8
                              (File No. 2-84451) filed on July 31, 1990).

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
                               1999).




                                             Exhibit Index cont'd

Exhibit Number                          Exhibit                                             Page
--------------                          -------                                             ----


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

                 (l)           Form of  Certificate  of  Amendment  of  Restated            *
                               Certificate  of  Incorporation  providing    for
                               designation,   preferences   and  rights  of  the
                               Convertible Preferred Shares, Series B (Exhibit A
                               to the  Exchange  Agreement  dated as of December
                               31, 1998)  (incorporated  by reference to Exhibit
                               10 (yy) to  Registrants'  Current  Report on Form
                               8-K (File No. 0-7100) dated January 13, 1999)>

                 (m)          Certificate   of  Amendment  of   Certificate   of
                              Incorporation  dated  March 3, 1999 filed with the
                              Treasurer of New Jersey on March 4, 1999.

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

10.              (a)          1980 Deferred  Compensation  Agreement between                *(A)
                              the  Registrant   and  certain   executive
                              officers  (incorporated  by  reference  to Exhibit
                              10.3 to  Registrant's  Registration  Statement  on
                              Form S-1 File No.  2-70259  filed on December  16,
                              1980).

                 (b)          1981 Incentive Stock Option Plan of Registrant, as            *(A)
                              amended  and  restated  on January  12,  1990
                              (incorporated  by  reference  to  Exhibit  4(c) to
                              Amendment  No.  1  to  Registrant's   Registration
                              Statement on Form S-8 (File No.  2-84451) filed on
                              July 31, 1990).

                 (c)          1992 Stock Option Plan of Registrant (incorporated            *(A)
                              by reference to Exhibit  10(ai) to  Amendment
                              No. 3 to  Registrant's  Registration  Statement on
                              Form S-1 (File No. 33-48404) filed on September 3,
                              1992).

                 (d)           Change in Control  Agreement  dated  October  23,            *(A)
                               1991  between  Registrant  and  Myles  M.
                               Kranzler  (incorporated  by  reference to Exhibit
                               10(e) to Registrant's  Annual Report on Form 10-K
                               (File  No.  0-7100)  for the  fiscal  year  ended
                               October 31, 1991).

                 (e)           Change in Control  Agreement  dated  October  23,            *(A)
                               1991  between  Registrant  and James A.  Eby
                               (incorporated  by reference  to Exhibit  10(f) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1991).

                 (f)           Change in Control  Agreement  dated  October  23,            *(A)
                               1991  between  Registrant  and  Edward  J.
                               Klinsport  (incorporated  by reference to Exhibit
                               10(f) to Registrant's  Annual Report on Form 10-K
                               (File  No.  0-7100)  for the  fiscal  year  ended
                               October 31, 1991).





                              Exhibit Index (con't)

Exhibit Number                          Exhibit                                             Page
--------------                          -------                                             ----


                 (g)          Employment  Agreement  dated as of March 26,  1992            *(A)
                              between the Registrant and Myles M.  Kranzler
                              (incorporated  by  reference  to Exhibit  28(b) to
                              Registrant's  Current Report on Form 8-K (File No.
                              0-7100) filed on April 10, 1992).

                 (h)          Employment  Agreement  dated as of March 26,  1992            *(A)
                              between  the  Registrant  and  James  A.  Eby
                              (incorporated  by  reference  to Exhibit  28(c) to
                              Registrant's  Current Report on Form 8-K (File No.
                              0-7100) filed on April 10, 1992).

                 (i)           Employment  Agreement  dated as of March 26, 1992            *(A)
                               between  the  Registrant  and  Edward  J.
                               Klinsport  (incorporated  by reference to Exhibit
                               28(d) to Registrant's  Current Report on Form 8-K
                               (File No. 0-7100) filed on April 10, 1992).

                 (j)           Employment  Agreement  dated as of March 26, 1992            *(A)
                               between  the   Registrant   and  Alan  J.
                               Eisenberg  (incorporated  by reference to Exhibit
                               28(e) to Registrant's  Current Report on Form 8-K
                               (File No. 0-7100) filed on April 10, 1992).

                 (k)          Amended  Agreement dated July 28, 1992 between the            *(A)
                              Registrant    and   Alexander    Adelson
                              (incorporated  by reference  to Exhibit  10(ar) to
                              the   Registrant's   Registration   Statement   on
                              Amendment   No.   3.  to  Form  S-2  on  Form  S-1
                              (Registration  No. 33-48404) filed on September 3,
                              1992).

                 (l)          Modification  of Amended  Agreement  dated January            *(A)
                              11,  1993  between  the   Registrant   and
                              Alexander M. Adelson.

                 (m)          Amended  Modification  of Amended  Agreement dated            *(A)
                              January 28, 1994 between the   Registrant and
                              Alexander M. Adelson.

                 (n)          Amended  Consulting  Agreement made as of February            *(A)
                              24, 1992 between the Registrant and  Bruce D.
                              Cowen (incorporated by reference to Exhibit 10(as)
                              to  the  Registrant's  Registration  Statement  on
                              Amendment   No.   3.  to  Form  S-2  on  Form  S-1
                              (Registration  No. 33-48404) filed on September 3,
                              1992).

                 (o)          Modification of Amendment  Agreement dated January            *(A)
                              11, 1993 between the Registrant  and Bruce D.
                              Cowen.

                 (p)          Consulting  Agreement  dated March 1, 1994 between            *(A)
                              the Registrant and Bruce D. Cowen.

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




                              Exhibit Index (con't)

Exhibit Number                          Exhibit                                             Page
--------------                          -------                                             ----


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

                 (w)          Compensation Agreement among uPACS, L.L.C., Andrew            *(A)
                              Garret,  Inc. and Andrew  Sycoff dated May 1,
                              1997,  (incorporated by reference to Exhibit 10(w)
                              of  Registrant's  Current Report on Form 8-K (file
                              No. 0-7100) dated May 1, 1997).

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
                               December 9, 1997).




                              Exhibit Index (con't)

Exhibit Number                          Exhibit                                             Page
--------------                          -------                                             ----

                 (dd)         Common Stock Purchase Warrant issued by Registrant            *
                              and  certain  purchasers  dated  December 4, 1997
                              (incorporated  by  reference  to  Exhibit  99.4 of
                              Registrant's  Current  Report  Form 8-K  (File No.
                              07100) dated December 9, 1997).

                 (ee)          Warrant   Agreement   between    Registrant   and            *(A)
                               Strategic Growth  International  dated April
                               15, 1997  (incorporated  by  reference to Exhibit
                               10(ee) to Registrant's Annual Report on Form 10-K
                               (File  No.  0-7100)  for the  fiscal  year  ended
                               October 31, 1997).

                 (ff)         Consultant  Agreement  between  Registrant and RTS            *(A)
                              Research  Lab,  Inc.,  dated  June  9,    1997
                              (incorporated  by reference  to Exhibit  10(ff) to
                              Registrant's  Annual Report on Form 10-K (File No.
                              0-7100)  for the  fiscal  year ended  October  31,
                              1997).

                 (gg)         Warrant Agreement between Registrant and Strategic            *(A)
                              Growth  International,  Inc.  dated   June 20,
                              1997  (incorporated by reference to Exhibit 10(gg)
                              to  Registrant's  Annual Report on Form 10-K (File
                              No.  0-7100) for the fiscal year ended October 31,
                              1997).

                 (hh)          Option Agreement between  Registrant and David C.            *(A)
                               Batten dated October 13, 1997   (incorporated
                               by  reference to Exhibit  10(hh) to  Registrant's
                               Annual Report on Form 10-K (File No.  0-7100) for
                               the fiscal year ended October 31, 1997).

                 (ii)          Option Agreement  between  Registrant and Alan S.            *(A)
                               Poole dated  October 13, 1997   (incorporated
                               by  reference to Exhibit  10(ii) to  Registrant's
                               Annual Report on Form 10-K (File No.  0-7100) for
                               the fiscal year ended October 31, 1997).

                 (jj)          Employment   Agreement  between   Registrant  and            *(A)
                               Thomas E.  Gardner  dated  October  17, 1997
                               (incorporated  by reference to Exhibit  10(jj) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1997).

                 (kk)          Change of Control  Agreement  between  Registrant            *(A)
                               and Thomas E. Gardner dated October  17, 1997
                               (incorporated  by reference to Exhibit  10(kk) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1997).

                 (ll)          Performance-Based  Stock Option Agreement between            *(A)
                               Registrant  and  Thomas  E.  Gardner    dated
                               October 17, 1997  (incorporated  by  reference to
                               Exhibit 10(ll) to  Registrant's  Annual Report on
                               Form 10-K (File No.  0-7100)  for the fiscal year
                               ended October 31, 1997).

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

                 (nn)          Separation  and  Consulting   Agreement   between            *(A)
                               Registrant  and  Myles  M.  Kranzler  dated
                               October 20, 1997  (incorporated  by  reference to
                               Exhibit 10(nn) to  Registrant's  Annual Report on
                               Form 10-K (File No.  0-7100)  for the fiscal year
                               ended October 31, 1997).




                              Exhibit Index (con't)

Exhibit Number                          Exhibit                                             Page
--------------                          -------                                             ----

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

                 (pp)          Employment  Agreement  between  Registrant and C.            *(A)
                               Richard  Bagshaw  dated  November  26,   1997
                               (incorporated  by reference to Exhibit  10(pp) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1997).

                 (qq)         Promissory Note from Strategic Technology Systems,            *
                              Inc.,  to  Registrant  dated  December  31,  1997
                              (incorporated  by reference  to Exhibit  10(gg) to
                              Registrant's  Annual Report on Form 10-K (File No.
                              0-7100)  for the  fiscal  year ended  October  31,
                              1997).

                 (rr)         Warrant Agreement between Registrant and Strategic            *
                              Technology  Systems,  Inc.,  dated  December  31,
                              1997  (incorporated by reference to Exhibit 10(rr)
                              to  Registrant's  Annual Report on Form 10-K (File
                              No.  0-7100) for the fiscal year ended October 31,
                              1997).

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

                 (vv)          Consulting   Agreement  between   Registrant  and            *(A)
                               Edward J. Klinsport  dated December 31,  1997
                               (incorporated  by reference to Exhibit  10(vv) to
                               Registrant's Annual Report on Form 10-K (File No.
                               0-7100)  for the fiscal  year ended  October  31,
                               1997).

                 (ww)         Stock Purchase  Agreement dated as of November 12,            *
                              1998 by and between  Base Ten  Systems,  Inc. and
                              Jesse L.  Upchurch  (incorporated  by reference to
                              Exhibit  3(d) to  Registrants'  Current  Report on
                              Form 8-K  (File No.  0-7100)  dated  November  20,
                              1998).

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
                               1999).




                              Exhibit Index (con't)

Exhibit Number                          Exhibit                                             Page
--------------                          -------                                             ----

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

                 (aaa)         Form of Common Stock Purchase Warrant Certificate            *
                               9Exhibit C to the  Exchange  Agreement  dated as
                               of December 31, 1998)  (incorporated by reference
                               to Exhibit 10(aaa) to Registrants' Current Report
                               on Form 8-K (File No.  0-7100)  dated January 13,
                               1999).

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

                 (ccc)         Offer  Letter  by the  Registrant  to C.  Richard            *(A)
                               Bagshaw    dated    November    26,   1997
                               (incorporated  by reference to Exhibit 10(ccc) to
                               Registrants' Annual Report on Form 10-K (File No.
                               0-7100) dated April 15, 1999).

                 (ddd)         Change   in   Control   Agreement   between   the            *(A)
                               Registrant  and C.  Richard  Bagshaw  dated
                               January 13, 1998  (incorporated  by  reference to
                               Exhibit 10(ddd) to Registrants'  Annual Report on
                               Form  10-K  (File  No.  0-7100)  dated  April 15,
                               1999).

                 (eee)         Offer  Letter by the  Registrant  to  William  F.            *(A)
                               Hackett dated December 8, 1997  (incorporated
                               by reference to Exhibit  10(eee) to  Registrants'
                               Annual  Report  on Form 10-K  (File  No.  0-7100)
                               dated April 15, 1999).

                 (fff)         Change   in   Control   Agreement   between   the            *(A)
                               Registrant  and William F. Hackett dated May
                               26, 1998  (incorporated  by  reference to Exhibit
                               10(fff)  to  Registrants'  Annual  Report on Form
                               10-K (File No. 0-7100) dated April 15, 1999).

                 (ggg)         Employment   Termination  Agreement  between  the            *
                               Registrant  and Thomas E. Gardner dated  October
                               28,   1999    (incorporated   by   reference   to
                               Registrants' Current Report on Form 8-K (File No.
                               0-7100) dated April 12, 2000).

                 (hhh)         Employment  Agreement  between the Registrant and            *(A)
                               Stephen A. Cloughley  dated October  28, 1999
                               (incorporated   by  reference   to   Registrants'
                               Current  Report  on Form 8-K  (File  No.  0-7100)
                               dated April 12, 2000).

                 (iii)        Termination  Agreement  between the Registrant and
                              Robert J. Bronstein dated as of March 31, 2000.


21.                           Subsidiaries of the Registrant.

23.1                          Consent of Independent Accountants.

23.2                          Independent Auditors' Consent.

24.1                          Power of Attorney.

27.1 Financial Data Schedule for the fiscal year ended December 31, 1999, submitted to the Securities and Exchange Commission in electronic format.


---------------

*     Incorporated by reference.

(A)   A management contract or compensatory plan or arrangement.