Form 10-K/A
period 1999-12-31
BASE TEN SYSTEMS INC
filed 2000-05-01
CIK 10242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                (Amendment No. 1, amending Part III, Items 10-13)

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
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K/A amends the Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 30, 2000 ("Registrant's Form 10-K"). Items 10, 11, 12 and 13 of Part III of Registrant's Form 10-K were incorporated by reference to the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission by May 1, 2000. The definitive Proxy Statement will not be filed with the Commission by May 1, 2000. Accordingly, Registrant is filing this amendment to Registrant's Form 10-K to provide the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.
================================================================================

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The current directors and executive officers of the Company are as follows:


--------------------------------------------------------------------------------
Name                             Age        Position
--------------------------------------------------------------------------------


Robert Hurwitz                   56         Chairman of the Board

Stephen A. Cloughley             39         Chief Executive Officer, President
                                            and Director

John C. Rhineberger              56         Director

Clark L. Bullock                 51         Director

Alan S. Poole                    73         Director

William F. Hackett               49         Senior Vice President
                                            Chief Financial Officer and
                                            Secretary

--------------------------------------------------------------------------------

         A summary of the business experience and background of the Company's current directors and executive officers is set forth below.


ROBERT HURWITZ is a director with a term expiring in 2002. In November 1999 he was appointed Chairman of the Board. From 1994 to 1999 Mr. Hurwitz was Chairman of the Board and co-founder of HomePlace Stores, Inc., a chain of home furnishings stores, wholly-owned by HomePlace Holdings, Inc., of which Mr. Hurwitz was Chairman of the Board and Chief Executive Officer. In January 1998, HomePlace Holdings, Inc. filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Act, from which it emerged successfully in June 1999. Since December 1998, Mr. Hurwitz has been Chairman of Earthmed.com, Inc., an internet portal company dealing with the alternative medical community. From 1988 to 1994, Mr. Hurwitz was the chairman and a co-founder of OfficeMax, Inc., a chain of discount office supply stores. Prior to 1988, Mr. Hurwitz served as Chairman of the Board and Chief Executive Officer of Professional Housewares Distributors Inc., an international distributor of housewares and electronic appliances, which he also co-founded in 1977. Mr. Hurwitz has also been a general partner and a director of Coral Company, Inc., a real estate development company, since 1987.

STEPHEN A. CLOUGHLEY was appointed a director of the Company in April 2000. Mr. Cloughley joined the Company in February 1994 as head of sales for European operations. In 1996, he relocated to the corporate offices in Trenton where he served as Senior Vice President responsible for corporate strategy and marketing. Mr. Cloughley left the Company in April 1999 but rejoined Base Ten as President and Chief Executive Officer of the Company in October 1999.

JOHN C. RHINEBERGER is a director with a term expiring in 2002. Mr. Rhineberger currently acts as a consultant through Rhineberger Organization, Inc., providing sales, marketing and product development consulting in the home center and other industries since August 1997. From 1996 to August 1997, Mr. Rhineberger was a regional vice president of Shaw Industries, a carpet manufacturer, responsible for retail operations. From 1993 to 1996, Mr. Rhineberger was a merchandising executive for Home Depot. During the period from 1989 to 1993, Mr. Rhineberger served as President and Chief Executive Officer of Post Tool Retail Stores and Sun Flooring Distribution, each a subsidiary of West Union Company. From 1987 to 1988, Mr. Rhineberger was President and General Manager of Sherwin William's Floor World, a floor covering retail business. Prior to 1987, Mr. Rhineberger held various positions at Color Tile, a retail store chain, including President and Chief Operating Officer.

CLARK L. BULLOCK was appointed a director in June 1999. He is Chairman of the Board and Secretary of Almedica International Inc., Chief Executive Officer of Almedica International Inc. and its subsidiaries, Chairman of the General Partner of Shelter Rock partners, L.P, the majority owner of Almedica. Mr. Bullock served for four years as a director of Farah, Inc. a New York Stock Exchange-listed company, and was formerly a director of the Fundamental Family of Funds (New York, New York) for 16 years. Prior to forming Shelter Rock, Mr. Bullock was a founder of Whitney, Novak & Bullock, Inc. and Managing Director and President of Niederhoffer, Cross & Zeckhauser, Inc. (both investment advisory firms). Mr. Bullock is a graduate of the Krannert Graduate School of Industrial Administration, Purdue University with a Master of Science Degree in Mathematical Economics and Statistics and holds an undergraduate degree from the University of Arizona in International Relations and Economics.

ALAN S. POOLE has served as a director of Base Ten since 1994. From 1960 to 1992, Mr. Poole held executive positions with Johnson & Johnson, including Vice President of Ortho Diagnostics, Inc. from 1975 through 1982 and International Vice President of Johnson & Johnson Pharmaceutica in Belgium from 1986 to 1992, where he was responsible for the Janssen Companies in various countries. Mr. Poole, now retired, is a member of the California bar. Mr. Poole has informed the Company that he will not run for re-election.

WILLIAM F. HACKETT joined the Company in December 1997 and serves as Chief Financial Officer and Senior Vice President of Human Resources and Corporate
Strategy. From 1991 to 1997, Mr. Hackett served as Senior Manager for the Princeton Data Division of Bloomberg Financial, responsible for the collection, analysis, and distribution of information and product development.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file reports regarding ownership of the Company's common stock with the SEC and to furnish the Company with copies of all such filings. Based on a review of these filings the Company believes that all filings were timely made.


ITEM 11.   EXECUTIVE COMPENSATION


         Summary Compensation Table. The Summary Compensation Table set forth below shows certain compensation information for all individuals serving as the Company's Chief Executive Officer or acting in a similar capacity during the 1999 fiscal year, the four most highly compensated executive officers, other than the Chief Executive Officer, serving as executive officers at the end of the 1999 fiscal year, and two highly compensated individuals not serving as executive officers at the end of the 1999 fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities during the fiscal years ended December 31, 1999, December 31, 1998, the Interim Period and October 31, 1997. This information includes base salaries, bonus awards and long-term incentive plan payouts, the number of stock options and stock appreciation rights ("SARs") granted, and certain other compensation, if any, whether paid or deferred.


                           SUMMARY COMPENSATION TABLE
                                                                                                             LONG-TERM COMPENSATION
                                                                            ANNUAL COMPENSATION
                                                                                                              Awards
                                                                                                          Securities
                                                                                                          Underlying    All Other
                                                                                                          Options/      Compensation
Name and Principal Position                                      Period(6)       Salary     Bonus (1)     SARs (2)       (3)
---------------------------------------------------------  -------------------- ---------- -------------  ------------  ------------
Stephen A. Cloughley                                          1999 Fiscal Year    $74,923                      55,000       $71,524
President, Chief Executive Officer, 10/99 to present          1998 Fiscal Year   $137,308       $25,000       150,000
Senior Vice President, 2/98 to 4/99                            Interim Period     $18,462
Vice President, Marketing, 8/97 to 2/98                       1997 Fiscal Year   $112,115                       4,900        $1,001
Director of Marketing, 6/96 to 8/97

Thomas E. Gardner (5)                                         1999 Fiscal Year    $271,154                                  $401,250
President, Chief Executive Officer, 11/97 to 10/99            1998 Fiscal Year    $300,000      $42,500     1,250,000
Co-Chairman, 11/97 to 4/98                                     Interim Period      $40,385
Chairman, 4/98 to 10/99                                       1997 Fiscal Year

William F. Hackett                                            1999 Fiscal Year    $174,808
Senior Vice President, Chief Financial Officer,               1998 Fiscal Year    $166,923      $25,000       195,000
and Secretary, 12/97 to present                                Interim Period       $4,923
                                                              1997 Fiscal Year

Robert J. Bronstein (4)                                       1999 Fiscal Year    $107,692      $40,000        60,000        $41,706
President, Clinical Software Solutions, 6/99 to present       1998 Fiscal Year
                                                               Interim Period
                                                              1997 Fiscal Year

C. Richard Bagshaw (5)                                        1999 Fiscal Year     $69,231                                  $111,807
Executive Vice President, 12/97 to 4/99                       1998 Fiscal Year    $180,000      $30,000       235,000
                                                               Interim Period      $10,385
                                                              1997 Fiscal Year

Harvey I. Cohen (5)                                           1999 Fiscal Year    $141,346                                   $18,462
Senior Vice President, 2/98 to 10/99                          1998 Fiscal Year    $154,692      $25,000       110,000
Sr. V.P. Software Development, 10/97 to 2/98                   Interim Period      $22,308
V.P. Software Development, 11/94 to 10/96                     1997 Fiscal Year    $167,816                      4,900        $11,204


      (1) Bonuses earned in the 1998 fiscal year were paid by the Company in January 1999.

      (2) Securities represent shares of Class A Common Stock underlying options.

      (3) Fiscal 1998 include interest paid on balance of individuals' deferred compensation, vacation entitlement payout, commissions, separation pay, stock grant in lieu of option award, and forgiveness of employee loan. For fiscal 1997, the amounts indicated represent forgiveness of employee loans.

      (4) Accrued vacation acquired by Base Ten during purchase of Almedica which was paid out as part of Base Ten's acquisition of Almedica. Mr. Bronstein resigned as an officer and employee of the Company April 1, 2000.

      (5) The employment of Messrs. Bagshaw, Cohen and Gardner terminated April 30, 1999, October 8, 1999 and October 28, 1999, respectively.

      (6) In January 1998, the Company elected to change its fiscal year to an accounting period from January 1 to December 31. The interim period commences November 1, 1997 and ends December 31, 1997.


         Option/SAR Grants in Last Fiscal Year. The following table shows information regarding grants of stock options made to the Named Executive Officers during the fiscal year ended December 31, 1999 and the Interim Period, a two month period ending December 31, 1998. The amounts shown as potential realizable values are based on assumed annualized rates of stock price appreciation of five percent and ten percent over the term of the options. These potential realizable values are based solely on arbitrarily assumed rates of appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and common stock holdings are dependent on the future performance of the Company's Class A Common Stock and overall stock market conditions.


            OPTION/SAR GRANTS IN LAST FISCAL YEAR AND INTERIM PERIOD


                                                                                                          Potential
                                                                                                          Realizable
                                                                                                          Value at Assumed
                                                                                                          Annual Rates of
                                   Number of                                                              Stock Price
                                   Securities      % of Total                                             Appreciation for
                                   Underlying     Options/SARs                                            Option Term
                                  Options/SARs     Granted to     Exercise or Base
    Name                          Granted (1)       Employees       Price ($/Sh)        Expiration Date       5%           10%
    ----                          -----------       ---------       ------------        ---------------       --           ---
Stephen A. Cloughley                 55,000          35.40%             $1.00               10/27/09        34,589       87,656

Thomas E. Gardner                      0                0                 0                    --             --           --

William F. Hackett                     0                0                 0                    --             --           --

Robert J. Bronstein (2)              60,000          38.62%             $4.53               6/21/09         170,934      433,179

C. Richard Bagshaw                     0                0                 0                    --             --           --

Harvey I. Cohen                        0                0                 0                    --             --           --

---------------------------


(1) Securities represent shares of Class A Common Stock underlying options.

(2) Certain options held by Mr.  Bronstein will terminate in connection with his
separation  from  the  Company.  See  "Employment   Contracts,   Termination  of
Employment and Change in Control Arrangements."


         Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. The following table summarizes for each of the Named Executive Officers the number of stock options, if any, exercised during the fiscal year ended December 31, 1999, the aggregate dollar value realized upon exercise, the total number of securities underlying unexercised options, if any, held at December 31, 1999, and the aggregate dollar value of in-the-money, unexercised options, if any, held at December 31, 1999. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option. Value of unexercised, in-the-money options at fiscal year-end is the difference between the exercise or base price and the fair market value of the underlying stock on December 31, 1999. The last sale price of the Class A Common Stock on December 31, 1999 was 2 3/8. The values in the column "Value of Unexercised In-The-Money Options/SARs at FY-End and Interim Period End" have not been, and may never be, realized. The underlying options have not been, and may not be, exercised, and actual gains, if any, on exercise will depend upon the value of the underlying stock on the date of exercise.

         No options were exercised by the Named Executive Officers during the 1999 fiscal year. The following table sets forth information regarding the value of unexercised options held by the named Executive Officers of the Company.


                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND INTERIM PERIOD
          AND FISCAL YEAR-END AND INTERIM PERIOD END OPTION/SAR VALUES

                                                      Number of Securities                          Value of Unexercised
                                                     Underlying Unexercised                             In the Money
                                                        Options/SARs at                                Options/SARs at
                                               FY-End and Interim Period End (1)              FY-End and Interim Period End (1)
                                               ---------------------------------              ---------------------------------
Name                                         Exercisable             Unexercisable         Exercisable             Unexercisable
Stephen A. Cloughley                         380                     55,000 (2)            0                       75,625

Thomas E. Gardner                            151,000                 40,000                0                       0

William F. Hackett                           23,250                  15,750                0                       0

Robert Bronstein                             30,000                  30,000                0                       0

C. Richard Bagshaw                           0                       0                     0                       0

Harvey I. Cohen                              380                     0                     0                       0



(1) Securities represent shares of Class A Common Stock underlying options.

(2)   Subject   to  the  terms   and   conditions   set   forth  in   Exhibit  A
(Performance-Based Stock Option Agreement) of Employment Agreement dated October 28, 1999.

DIRECTORS' COMPENSATION

         Directors were not paid a fee for service as a director or committee member during fiscal 1999. However, during fiscal 1999 Messrs. Rhineberger and Hurwitz each received options for an aggregate of 20,000 shares of Class A Common Stock. The options are exercisable at the market price of such stock as of the dates of grant. As of December 1999, Mr. Hurwitz will receive annual compensation in the amount of $50,000 for his service as Chairman.


BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

         The Board of Directors met 20 times at regularly scheduled meetings during the fiscal year 1999. Standing committees of the Board currently include a Compensation Committee and an Audit Committee. Each incumbent director has attended at least 92% of all Board meetings and applicable committee meetings, except for Messrs. Batten and Schafer, each of whom is no longer a member of the Board.

         During fiscal year 1999, the Compensation Committee, which met four times during 1999, was comprised of Messrs. Rhineberger and Adelson. The Board of Directors adopted a written charter of the Compensation Committee in which the function of the Committee is to review and set the compensation of the Company's Chief Executive Officer, review and take action on the recommendations of the Chief Executive Officer as to the compensation of the Company's other officers and key personnel, approve the grants of any bonuses to officers, review other incentive plans, stock options and other forms of compensation, administer the Company's stock plans and approve stock option awards.

         Messrs. Rhineberger, Bullock and Poole are presently the members of the Audit Committee. The Audit Committee, which is chaired by Mr. Poole, met three times during fiscal year 1999. The Audit Committee meets at least annually with the Company's principal financial and accounting officers and independent public accountants to review the scope of auditing procedures, the Company's policies relating to internal auditing and accounting procedures and controls, and to discuss results of the annual audit of the Company's financial statements. The Board of Directors adopted a written charter of the Compensation Committee in which the function of the Committee is to review the financial reporting process, system of internal control, audit process, and the Company's process for monitoring compliance with laws and regulations.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

         On March 31, 2000, the Company entered into an agreement with Robert J. Bronstein, the President of the Company's Clinical Software Solutions Division, by which Mr. Bronstein resigned as an officer and an employee of the Company, effective April 1, 2000 (the "Bronstein Termination Agreement"). Pursuant to the terms of the Bronstein Termination Agreement, the Employment Agreement, dated as of June 11, 1999, between the Company and Mr. Bronstein (the "Bronstein Employment Agreement") and the Change in Control Agreement, dated as of June 11, 1999, between the Company and Mr. Bronstein, were each terminated, provided that Mr. Bronstein shall continue to be bound by the obligations prohibiting disclosure of confidential information contained in the Bronstein Employment Agreement. The Bronstein Termination Agreement provides that Mr. Bronstein, among other things, shall (i) receive a lump sum termination payment of $200,000, (ii) serve as a consultant to the Company from the date of termination until October 1, 2000 (the "Bronstein Consultation Term"), for which the Company has deposited $60,000 in escrow, out of which Mr. Bronstein shall receive payment of $10,000 per month as compensation for consultation services provided by Mr. Bronstein to the Company during the Bronstein Consultation Term, (iii) receive up to $7,500 for expenses incurred by Mr. Bronstein in connection with his relocation to Napa, California and for attorneys fees incurred in connection with the negotiation of the Bronstein Termination Agreement and other related agreements, and (iv) be deemed, for purposes of his participation in the Company's 1998 Stock Option and Stock Award Plan, to have had his employment with the Company terminated as of October 1, 2000.

         The Company entered into an employment agreement with Stephen A. Cloughley as of October 28, 1999, the term of which is through October 27, 2000 (the "Cloughley Employment Agreement"). As compensation for services rendered by Mr. Cloughley under the Cloughley Employment Agreement, Mr. Cloughley receives an annual base salary of $180,000 and an award of ten-year non-qualified stock options ("Performance-Based Stock Option") to purchase a maximum of 55,000 shares of the Company's Class A Common Stock at $1.00 per share. The Performance-Based Stock Option vests and becomes exercisable upon the Company achieving certain financial goals that are set forth in the Cloughley Employment Agreement. Under the terms of the Cloughley Employment Agreement, all agreements between the Company and Mr. Cloughley entered into prior to October 28, 1999 were voided.

         On October 28, 1999, the Company agreed to the terms of a termination agreement by and between the Company and Thomas E. Gardner, who was the Company's President, Chief Executive Officer and Chairman of the Board of Directors at such time (the "Termination Agreement"), pursuant to which (i) Mr. Gardner resigned as President and Chief Executive Officer of the Company and as an officer of the Company as of October 28, 1999, (ii) Mr. Gardner resigned as an employee and as a director of the Company as of November 12, 1999, (iii) the employment agreement, dated as of October 17, 1997, between the Company and Mr. Gardner (the "Gardner Employment Agreement") was terminated and (iv) the amended and restated change in control agreement, dated as of October 17, 1997, between the Company and Gardner (the "Gardner Change of Control Agreement") was terminated. As compensation for entering into the Termination Agreement, Mr. Gardner received, among other things:

                     (i) $5,769.24, representing the amount equal to Mr. Gardner's accrued and unpaid base salary through November 12, 1999;

                     (ii)      a termination payment of $357,500;

                     (iii)     50,000 shares of the Company's Class A Common
                               Stock;

                     (iv) the right to exercise certain performance-based stock options (to the extent that such option had vested and was exercisable on October 31, 1999 or becomes vested and exercisable at any time prior to October 31, 2000) that were granted to Mr. Gardner pursuant to the Base Ten Systems, Inc. Performance-Based Stock Option Agreement, dated as of October 17, 1997, by and between the Company and Mr. Gardner (the "Gardner Performance-Based Stock Option Agreement"), at any time prior to October 31, 2001;

                     (v) the right to exercise a certain Service-Based Stock Option (to the extent that such option had vested and was exercisable as of October 31,
                               1999) that were granted to Mr. Gardner pursuant to the Base Ten Systems, Inc. service-based stock option agreement, dated as of October 17, 1997 (the "Service Option Agreement"), at any time prior to October 31, 2001; and

                     (vi) the right to exercise certain options (to the extent that such options had vested and were exercisable as of October 31, 1999) granted to him by the Company pursuant to the Company's 1998 Stock Option and Stock Award Plan (the "1998 Plan"), at any time prior to October 31, 2001.

         The Company entered into a consultant agreement with Mr. Cloughley on April 26, 1999 (the "Cloughley Consultant Agreement"), pursuant to which Mr. Cloughley provided consulting services to the Company at the rate of $1,200 per day. The Cloughley Consultant Agreement was terminated on October 28, 1999, in accordance with, and upon the agreement to, the terms of the Cloughley Employment Agreement.

         Mr. Cloughley initially joined the Company in February 1994. In 1996, Mr. Cloughley transferred to the corporate offices in Trenton, New Jersey, where his managerial assignments encompassed marketing and corporate development. In April 1999, Mr. Cloughley resigned from the Company and received severance pay, accrued vacation and unpaid salary of $60,000, half of which was used to repay a loan of $30,000 owed to the Company. Mr. Cloughley agreed not to accept employment either directly or as a consultant with a direct competitor of the Company for a period of no less than two years following his termination. Mr. Cloughley rejoined the Company on October 28, 1999.

         In April 1999, C. Richard Bagshaw's employment terminated. Mr. Bagshaw received current salary continuation for a period of twelve months from the date of termination in accordance with the terms of his Employment Agreement, dated November 26, 1997.

         The Company has a change in control agreement in effect with Mr. Hackett. The agreement provides that if, within three years after certain "changes of control" (as defined in the agreement, including an acquisition of 40% or more of the combined voting power of the outstanding stock of the Company, a substantial change in the composition of the Board not approved by "continuing directors," or certain mergers or sales involving the Company), the executive's employment with the Company is terminated by the Company other than for "cause," death or disability, or by the executive for "good reason" (all as defined in the agreement), the executive would be entitled to receive, subject to certain limitations, a lump sum cash payment and health insurance benefits for three years following termination of employment, having an aggregate value equal to 2.99 times the total of average annual compensation and cost of employee benefits for the executive for the five years prior to the change of control, subject to a maximum amount equal of the Company's permitted deduction under Section 280G of the Internal Revenue Code. The agreement is subject to being extended automatically from year to year unless the Company gives at least fifteen months' prior notice of its election not to extend the term.

         On November 13, 1998, Jesse L. Upchurch became the owner of securities representing over 40% of the combined voting power of the Company's outstanding securities. For purposes of the change in control agreement in effect with Mr. Hackett, a change in control is deemed to have occurred at that time. No payments were made to Mr. Hackett since that time pursuant to the agreements because the events that would trigger any such payments have not occurred. For purposes of the Company's employee benefit plans, a change of control has not been deemed to have occurred.

                 REPORT OF COMMITTEES ON EXECUTIVE COMPENSATION

         The Company's executive compensation program is designed to retain and fairly compensate its company executives and to motivate them to maximize Base Ten's financial performance. The compensation program consists of three key elements: a base salary, an annual incentive bonus, and periodic grants of stock options.

         Base Ten's compensation policies for its executive officers, including its chief executive officer, are administered by the Compensation Committee or, as to the grant of stock options, by the Board or in certain instances by a specifically designated committee of the Board.

         Base Salary. Base salaries of the executive officers, including the Chief Executive Officer (the "CEO"), were established at the beginning of the fiscal year based on the Compensation Committee's assessment of (i) the overall performance of the CEO and the recommendations of the CEO on officers other than himself, (ii) the nature of the position and responsibilities of the CEO and each of the other individuals, (iii) the contribution, experience and relative importance of the executive officers to the Company, (iv) executive salaries at comparable public and private manufacturing companies and (v) the Company's financial condition as well as the Company's financial performance and success in meeting its strategic plans. In making its determinations, the Compensation Committee does not assign any specific weight to any of the foregoing factors and does not affirmatively target such base salaries at any particular percentile range in relation to any other group of comparable companies, but rather considers the entire mix of factors in the aggregate and makes a subjective determination of what it considers to be appropriate salary levels. In assessing the base salary of each of the CEO and the other named executive officers, the Committee has also given consideration over the past several years to the substantial changes which have been made in the nature of the Company's business and strategic direction, and in particular the significant change from primarily a defense industry business to a software and technology company. The compensation for Mr. Cloughley was reviewed by the Compensation Committee prior to the commencement of Mr. Cloughley's employment as CEO on October 28, 1999.

         Annual Bonus. Each executive officer, including the CEO, is eligible for an annual incentive bonus based on achievement of certain results. Once results are achieved, a percentage of base salary is awarded.

         The particular percentage awarded to each executive officer, including the CEO, is established by the Compensation Committee at the beginning of each fiscal year based upon the Committee's assessment of (i) the factors employed to determine base salaries and (ii) the Compensation Committee's general view (determined without survey data) of the competitiveness of the executive officer's total compensation, including both base salary and stock options. In making its determination, the Compensation Committee does not assign any specific weight to any of the foregoing factors, but rather subjectively considers the entire mix of factors in the aggregate. Accordingly, the annual incentive bonus awarded to an executive officer may vary from year to year. See Summary Compensation Table under the heading "Bonus."

         Stock Options. Like annual incentive bonuses, awards of stock options to executive officers, including the CEO, are intended to align an officer's interests with shareholder returns and the Company's stock market performance. Options are granted to the CEO and the other named executive officers from time to time, but not necessarily annually, based on an assessment of (i) the factors employed to determine annual incentive bonuses but without regard to cost containment considerations and (ii) the amount and terms of stock options already held by the executive officer. In making awards, no specific weight is assigned to any of the foregoing factors, but rather the entire mix of factors in the aggregate is subjectively considered. In fiscal 1999, the Board awarded Mr. Cloughley options to purchase 55,000 shares of Class A Common Stock at an exercise price of $1.00 per share. Stock Options granted to executive officers during fiscal 1999 are set forth in the Summary Compensation Table under the heading "Awards - Securities Underlying Options/SARs" and in the above table captioned "Option/SAR Grants in Last Fiscal Year and Interim Period."

         IRC Section 162(m). Section 162(m) of the Internal Revenue Code limits the tax deduction for any compensation in excess of $1 million for compensation paid to the CEO or any of the other Named Executive Officers included in the Summary Compensation Table, unless certain requirements are met. The Company does not currently believe that present compensation would be subject to such limitations and it is the Compensation Committee's present intention to comply with the limits and requirements of Section 162(m). The Compensation Committee will continue to review this matter.

                                      Compensation Committee


                                      J. C. Rhineberger

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In fiscal year 1999, the Company's Compensation Committee consisted of John Rhineberger, Alexander Adelson, and David Batten. None of Messrs. Rhineberger, Adelson or Batten were executive officers of the Company during fiscal 1999.

         In connection with the May 1, 1997 creation of the uPACS, LLC (the "LLC") whereby the Company became the minority owner of this limited liability company, Mr. Adelson received a fee of $30,000 from the LLC. Mr. Adelson will be entitled to receive, from the LLC, 1% of revenues generated by the LLC up to the first $45 million in revenues, in consideration of his services in establishing the LLC and in obtaining the capital funding therefor. No payments were made to Mr. Adelson under this arrangement in fiscal 1999.

         Effective June 9, 1997, the Company and RTS Research Lab, Inc., a corporation of which Mr. Adelson is the sole owner and principal ("RTS"), entered into a consulting agreement with the Company which replaced and superseded earlier financial/investment advisory and consulting agreements between the Company and Mr. Adelson. Under the consulting agreement, Mr. Adelson, through RTS ("Consultant"), would, for a three year term, provide investor relations and investor advisory services to the Company, including providing services as a liaison with the investment community on behalf of the Company, assisting in developing marketing strategies in connection with the Company's Medical Technology business and the Company's manufacturing execution systems products, and assisting in developing and marketing the uPACS(TM) technology, for which Consultant will receive $257,500 per annum over the term of the agreement (which, upon mutual agreement of the parties, may alternatively be satisfied by issuance of options for Class A Common Stock at a rate of an option for one share of stock for each $200 of compensation) plus an expense reimbursement and, subject to shareholder approval, a warrant for 9,000 shares of Class A Common Stock exercisable in three equal installments on each of the three anniversary dates of the agreement, at an exercise price equal to $50.00, the market price of the stock on the date of grant. In addition, in the event that Consultant, with prior Board approval, is successful during the three year term of the agreement in arranging for additional capital financing for the Company or in successfully assisting in consummating one or more acquisitions, Consultant is entitled to receive in connection with any such financing, a success fee of 1% of the net proceeds plus a warrant for Class A Common Stock equal to one warrant for each $200 of net proceeds, and in connection with any such acquisition, a success fee equal to 1/2% of the fair market value of the net consideration paid by the Company in such acquisition. If approved in advance by the Board of Directors, the Consultant would receive a success fee of $100,000 on the sale of the Company or one of its divisions. In no case will Consultant be entitled to more than $200,000 in success fees in any eighteen-month period over the term of the agreement. The total fee paid to Mr. Adelson under this consulting agreement in fiscal 1999 was $193,500, plus expenses of approximately $2,100. The agreement was terminated on September 30, 1998. The agreement provided for a termination payment equal to one year's fee of $257,500, which was accrued in the fourth quarter of 1998 and paid in full by April 1999.

         In connection with the Company's $19 million private placement of Series A Preferred Stock which was consummated in December 1997, Mr. Adelson received a financial advisory fee of $190,000, plus warrants to purchase 9,375 shares of Class A Common Stock, exercisable at $62.50 per share, the market price of Class A Common Stock as of the closing of the initial $9.375 million of such Series A Preferred Stock on December 4, 1997, and a warrant to purchase 9,625 shares of Class A Common Stock, exercisable at $51.55 per share, the market price of Class A Common Stock on the closing of the balance of such private placement on December 31, 1997.



                                PERFORMANCE GRAPH

         The following graph shows changes over the past five years in the value of $100 invested on November 1, 1994 in the Company's Class A Common Stock, the NASDAQ National Market System Index, MG Industry Group 821 and assumes that all dividends were reinvested. MG Industry Group 821, Application Software, Information Technology and Services, Media General Financial Services, P.O. Box 85333, Richmond, Virginia 23293 and is accessible through publications such as Industriscope and computer databases such as Dialog and Dow Jones News Retrieval. MG Industry Group 821 includes both the Company's Class A Common Stock and Class B Common Stock.

[graph omitted]

                  COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
               AMONG BASE TEN SYSTEMS, INC. CLASS A COMMON STOCK,
                   MG GROUP INDEX 821 AND NASDAQ MARKET INDEX


                                 11/1/94     10/31/95     10/31/96       10/31/97      10/31/98        12/31/98       12/31/99
                               ------------  ------------ ------------ ------------- -------------- --------------- -------------
Base Ten - Class A                 100        146.46       133.86         182.68         37.40          40.94           5.98
------------------------------ ------------- ------------ ------------ ------------- -------------- --------------- -------------
------------------------------ ------------- ------------ ------------ ------------- -------------- --------------- -------------
MG Industry Group 821              100        148.52       190.74         285.59        369.24          476.32         911.35
------------------------------ ------------- ------------ ------------ ------------- -------------- --------------- -------------
------------------------------ ------------- ------------ ------------ ------------- -------------- --------------- -------------
NASDAQ Market Index                100        118.62       139.30         182.56        206.42          256.99         453.26
------------------------------ ------------- ------------ ------------ ------------- -------------- --------------- -------------


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         Set forth below is information concerning beneficial ownership of Class A Common Stock as of March 17, 2000 by (i) each of the current directors and nominees for directors, (ii) each of the Named Executive Officers listed in the Summary Compensation Table, (iii) all current directors and executive officers of the Company as a group, and (iv) all persons known by the Company to be the beneficial owners of 5% or more of Class A Common Stock.


                                                          Shares
Name                                                   Beneficially                      Percent
                                                         Owned (1)                     of Class (2)
---------------------------                            ------------                    ------------
Stephen A. Cloughley (3)                                     380                            *

Robert Hurwitz (3)                                        12,190                            *

Alexander M. Adelson (3)                                  67,983                          1.32%

Clark L. Bullock (3)                                     800,000                         15.61%

John C. Rhineberger (3)                                   10,200                            *

Alan S. Poole (3)                                         18,000                            *

David C. Batten (7) (3)                                    7,780                            *

William Sword (3)                                         16,000                            *

Carl W. Schafer (3)                                       16,000                            *

William F. Hackett (3)                                    23,611                            *

Robert Bronstein (3)                                      30,000                            *

Thomas E. Gardner (3)(4)(8)                              203,997                          3.87%

C. Richard Bagshaw (5)                                       0                              *

Harvey I. Cohen (3)                                          380                            *

Jesse L. Upchurch (6)                                  2,432,303                         45.76%

Current Directors and                                    962,364                         18.27%
Executive Officers as a group
(8 persons) (3)

---------------


*Less than 1%.

(1) Ownership of shares of Class A Common Stock included in the above table includes shares issuable upon exercise of outstanding options and warrants to purchase Class A Common Stock which are currently exercisable or exercisable within 60 days of March 17, 2000. Includes Class A Common Stock and does not include Class B Common Stock or Series B Preferred Stock. None of the individuals included in the above table beneficially own shares of Class B Common Stock or Series B Preferred Stock.

(2) Pursuant to the terms of the Series B Preferred Stock, no holder of Series B Preferred Stock is entitled to receive shares of Class A Common Stock upon conversion of the holder's Series B Preferred Stock to the extent that the sum of (i) the number of shares of Class A Common Stock beneficially owned by the holder and its affiliates (exclusive of shares of Class A Common Stock issuable upon conversion of the unconverted portion of the holder's Series B Preferred Stock and shares of Class A Common Stock issuable upon conversion or exercise of any other securities of the Company), and (ii) the number of shares of Class A Common Stock issuable upon conversion of the Series B Preferred Stock then being converted, would result in beneficial ownership by the holder and its affiliates of more than 4.9% of the outstanding Class A Common Stock.

(3) With respect to Class A Common Stock issuable upon the exercise of outstanding options or warrants which are currently exercisable or exercisable within 60 days of March 17, 2000, includes as to (a) Mr. Cloughley 380 shares, (b) Mr. Hurwitz 10,000 shares, (c) Mr. Adelson 51,500 shares, (d) Mr. Bullock 10,000 shares, (e) Mr. Rhineberger 10,000 shares, (f) Mr. Poole 18,000 shares, (h) Mr. Batten 4,000 shares, (i) Mr. Sword 16,000 shares, (j) Mr. Schafer 16,000 shares, (k) Mr. Hackett 23,250 shares, (l) Mr. Bronstein 30,000 shares, (m) Mr. Gardner 151,000 shares,
      (n) Mr. Cohen 380 shares and (o) all directors and executive officers as a group 152,750 shares.

(4) Includes 400 shares of Class A Common Stock owned by Mr. Gardner's adult children.

(5) The employment of Mr. Bagshaw terminated April 30 1999. Upon the termination of Mr. Bagshaw's employment, options to purchase 47,000 shares of Class A Common Stock which were previously granted to Mr. Bagshaw terminated.

(6) Based in part on filings by such individuals with the Securities and Exchange Commission pursuant to Section 13(d) and/or Section 16 of the Securities Exchange Act of 1934. Represents 2,232,303 shares of Class A Common Stock and warrants to purchase 200,000 shares of Class A Common Stock at $15.00 per share.

(7)   Resigned from Board of Directors as of December 27, 1999.

(8) Resigned as an officer of the Company as of October 28, 1999 and as a director of the Company as of November 12, 1999.

(9)   The employment of Mr. Cohen terminated October 8, 1999.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the formation of the LLC, Jesse L. Upchurch, a principal shareholder of the Company, contributed $3,000,000 to fund required further development of the uPACSTM technology. The Company holds a 9% interest in the LLC and Mr. Upchurch holds a 91% interest in the LLC. The Company's percentage interest in the LLC will increase if distributions to Mr. Upchurch reach a certain level. No payments were made to Mr. Upchurch under this arrangement in fiscal 1999. For services rendered in connection with the formation of the LLC, Andrew Garrett, Inc. received a commission in the amount of $90,000 from the LLC. Mr. Drew Sycoff, a principal of Andrew Garrett, Inc., is entitled to receive an amount equal to 37% of certain royalties from the LLC pursuant to a License and Service Agreement between the Company and the LLC dated as of May 1, 1997. No payments were made to Mr. Sycoff under this arrangement in fiscal 1999.

         The Company and Alexander Adelson, a director of the Company and a member of the Company's Compensation Committee during fiscal year 1999, were involved in several transactions in which Mr. Adelson had a direct or indirect material interest. See "Compensation Committee Interlocks and Insider Participation" on page 11 for a more detailed description of these transactions.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April, 2000.


                             BASE TEN SYSTEMS, INC.

By:  STEPHEN A. CLOUGHLEY     By:  WILLIAM F. HACKETT      By: WILLIAM F. HACKETT
   ------------------------      -----------------------      -------------------------
     Stephen A. Cloughley          William F. Hackett          William F. Hackett
    Chief Executive Officer      Chief Financial Officer   Principal Accounting Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                                             Title                  Date

                                           Directors           April 28, 2000
Clark L. Bullock
Stephen A. Cloughley
Robert Hurwitz
Alan S. Poole
John C. Rhineberger



      WILLIAM F. HACKETT
By:   ---------------------------------------
      William F. Hackett, as attorney-in-fact