Form 10-Q
period 2000-04-30
BASE TEN SYSTEMS INC
filed 2000-05-15
CIK 10242

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended March 31, 2000                  Commission File No. 0-7100

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


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



           Title of Class                      Outstanding at May 4, 2000

Class A Common Stock, $5.00 par value                   5,104,907

Class B Common Stock, $5.00 par value                      13,381



                             Base Ten Systems, Inc.
                                And Subsidiaries
                                      Index




Part I.         Financial Information                                                                          Page

                Item 1: Financial Statements

                Consolidated Balance Sheets - March 31, 2000 (unaudited)
                and December 31, 1999 (audited).............................................................     1

                Consolidated Statements of Operations - Three months
                ended March 31, 2000 and 1999 (unaudited)...................................................     2

                Consolidated Statements of Common Stock and Other Shareholders' Equity (Deficit) - Three
                months ended March 31, 2000 (unaudited)......................................................    3

                Consolidated Statements of Cash Flows - Three months ended
                March 31, 2000 and 1999 (unaudited).........................................................     4

                Notes to Consolidated Financial Statements..................................................     5

                Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................................................   10

                Item 3: Quantitative and Qualitative Disclosures About Market Risk ..........................   13


Part II.        Other Information

                Item 6:      Exhibits and Reports on Form 8-K...............................................    14


Item 1.       Financial Statements


                     Base Ten Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except par value)
                                     Assets
                                                                                           March 31,            December 31,
                                                                                              2000                  1999
                                                                                          (unaudited)             (audited)
                                                                                     ------------------- --------------------
                                                                                     ------------------- --------------------
Current Assets:
   Cash   and cash equivalents.................................................          $        4,097      $        5,843
   Accounts receivable, net....................................................                     791                 559
   Current portion of notes receivable.........................................                     658                 658
   Other current assets........................................................                     472                 441
                                                                                     ------------------- --------------------
         Total Current Assets..................................................                   6,018               7,501

Property, plant and equipment, net.............................................                   4,296               4,564
Note receivable................................................................                   1,317               1,317
Acquired intangible assets.....................................................                   4,763               5,210
Other assets...................................................................                     460                 485
                                                                                     ------------------- --------------------
         Total Assets                                                                    $       16,854      $       19,077
                                                                                     =================== ====================


        Liabilities, Redeemable Convertible Preferred Stock, Common Stock
                         and Other Shareholders' Deficit
Current Liabilities:
   Accounts payable............................................................          $          259      $          345
   Accrued expenses............................................................                   1,670               1,770
   Deferred revenue............................................................                   2,046               1,423
   Current portion of financing obligation.....................................                     141                 136
                                                                                     ------------------- --------------------
         Total Current Liabilities.............................................                   4,116               3,674
                                                                                     ------------------- --------------------
Long-Term Liabilities:
   Financing obligation........................................................                   3,166               3,204
   Other long-term liabilities.................................................                     204                 214
                                                                                     ------------------- --------------------
         Total Long-Term Liabilities...........................................                   3,370               3,418
                                                                                     ------------------- --------------------

Commitments and Contingencies

Series B Preferred Stock, $1.00 par value,  issued and outstanding 15,203 shares at March 31, 2000 and  December  31, 1999;  aggregate  liquidation  value of
    $15,203
    at March 31, 2000 and December 31, 1999....................................                  19,004              19,004

Common Stock and Other Shareholders' Deficit:
   Class A Common Stock, $5.00 par value,  12,000,000 shares authorized;  issued and  outstanding  5,104,907  shares at March  31,  2000 and  5,102,096  at
      December 31, 1999.........................................................                 25,524              25,510

   Class B Common Stock, $5.00 par value, 400,000 shares authorized;  issued and outstanding 13,381 shares at March 31, 2000 and 14,181 shares at December
      31, 1999.................................................................                      67                  71
   Additional paid-in capital..................................................                  63,521              63,527
   Accumulated Deficit.........................................................                 (98,358)            (95,754)
   Accumulated other comprehensive gain (loss)                                                     (109)                (92)
   Treasury Stock, 100,000 Class A Common Shares, at cost......................                    (281)               (281)
                                                                                     ------------------- --------------------
         Total Shareholders' Deficit...........................................                  (9,636)             (7,019)
                                                                                     ------------------- --------------------
         Total Liabilities, Redeemable Convertible Preferred Stock, and
         Shareholders' Deficit.................................................          $       16,854      $       19,077
                                                                                     =================== ====================


               See Notes to the Consolidated Financial Statements


                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                                  Three months        Three months
                                                                                     ended                ended
                                                                                 March 31, 2000      March 31, 2000
                                                                               ------------------- --------------------
 License and related revenue.............................................          $          122      $          616
 Services and related revenue............................................                     849               1,053
                                                                               ------------------- --------------------
                                                                                              971               1,669
                                                                               ------------------- --------------------

 Cost of revenues........................................................                   1,134               1,495
 Research and development................................................                     530                 459
 Selling and marketing...................................................                     658               1,418
 General and administrative..............................................                   1,164               2,196
 Non-cash debt conversion charge.........................................                      --               3,506
                                                                               ------------------- --------------------
                                                                                            3,486               9,074
                                                                               ------------------- --------------------

 Loss before other expense...............................................                  (2,515)             (7,405)
                                                                               ------------------- --------------------

 Other expense, net......................................................                      89                  54
                                                                               ------------------- --------------------

                                                                               ------------------- --------------------
 Net loss ...............................................................                  (2,604)             (7,459)
                                                                               ------------------- --------------------

 Less:   Dividends on Redeemable Convertible Preferred Stock.............                      --                (262)
         Accretion on Redeemable Convertible Preferred Stock.............                      --                (282)
         Credit on exchange of Redeemable Convertible
              Preferred Stock............................................                      --                 445

                                                                               ------------------- --------------------
 Net loss available for common shareholders..............................          $       (2,604)     $       (7,558)
                                                                               =================== ====================

 Basic and diluted net loss per share....................................          $       (0.51)      $       (1.94)
                                                                               ------------------- --------------------
 Weighted average common shares outstanding - basic
      and diluted.......................................................                5,118,000           3,905,000
                                                                               ------------------- --------------------


               See Notes to the Consolidated Financial Statements


                     Base Ten Systems, Inc. and Subsidiaries
     Consolidated Statements of Common Stock and Other Shareholders' Deficit
                                   (unaudited)
                             (dollars in thousands)


                                                                                                                       Total Common
                                                                                     Accumulated                         Stock and
                             Class A          Class B      Additional                 Other                                Other
                           Common Stock     Common Stock    Paid-In   Accumulated  Comprehensive    Treasury Stock     Shareholders'
                         Shares   Amount   Shares   Amount    Capital   Deficit        Loss         Shares    Amount      Deficit
---------------------- ---------- -------- -------- -------- ---------- ---------- ------------- ----------- --------  ------------
Balance at
December 31, 1999       5,102,096 $ 25,510   14,181 $     71 $ 63,527 $(95,754)    $    (92)    (100,000)    $  (281)  $ (7,019)
====================== ========== ======== ======== ======== ======== ========== ============== ========== ==========  ==========
Conversions:
    Common B to
    Common A                1,200        6     (800)      (4)      (2)      --           --             --         --        --
    Issuance of
    Common Stock:
    Employee stock
    purchase plan           1,611        8       --       --       (4)      --           --             --         --         4
Comprehensive
Loss:
    Net loss                   --       --       --       --       --   (2,604)          --             --         --    (2,604)
    Foreign currency
    translation                --       --       --       --       --       --           (7)            --         --        (7)
    Unrealized loss on
    securities available
    for sale                   --       --       --       --       --       --          (10)            --         --       (10)
                                                                                                                       ----------
Total Comprehensive
Loss                                                                                                                     (2,621)
---------------------- ---------- -------- -------- -------- -------- ---------- -------------- ---------- ----------  ----------
Balance at
March  31, 2000         5,104,907 $ 25,524   13,381 $     67 $ 63,521 $(98,358)    $    (109)   (100,000)    $  (281)  $ (9,636)
====================== ========== ======== ======== ======== ======== ========== ============== ========== ==========  ==========


               See Notes to the Consolidated Financial Statements


                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                                                 Three Months        Three Months
                                                                                    Ended                Ended
                                                                                March 31, 2000      March 31, 1999
----------------------------------------------------------------------------- ------------------- --------------------
Cash Flows from Operating Activities:
           Net loss ....................................................          $       (2,604)     $       (7,459)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
           Depreciation and amortization................................                     573                 751
           Non-cash debt conversion charge..............................                      --               3,506
           Deferred gain on sale of building............................                      (5)                 (5)
Changes in operating assets and liabilities:
           Accounts receivable..........................................                    (232)               (381)
           Other current assets.........................................                     (41)               (672)
           Other assets.................................................                      25                  --
           Accounts payable, accrued expenses and deferred revenue......                     432                 171
----------------------------------------------------------------------------- ------------------- --------------------
Net Cash Used in Operations.............................................                  (1,852)             (4,089)
----------------------------------------------------------------------------- ------------------- --------------------
Cash Flows from Investing Activities:
           Additions to property, plant and equipment...................                     (21)                (29)
           Loss on disposition of assets................................                     163                  --
----------------------------------------------------------------------------- ------------------- --------------------
Net Cash Provided by (Used in) Investing Activities.....................                     142                 (29)
----------------------------------------------------------------------------- ------------------- --------------------
Cash Flows from Financing Activities:
           Repayment of amounts borrowed................................                     (33)                (16)
           Proceeds from issuance of common stock.......................                       4                  28
----------------------------------------------------------------------------- ------------------- --------------------
Net Cash (Used in) provided by Financing Activities.....................                     (29)                 12
----------------------------------------------------------------------------- ------------------- --------------------
Effect of Exchange Rate Changes on Cash.................................                      (7)                (48)
----------------------------------------------------------------------------- ------------------- --------------------
Net (Decrease)/Increase In Cash.........................................                  (1,746)             (4,154)
Cash, beginning of period...............................................                   5,843              17,437
----------------------------------------------------------------------------- ------------------- --------------------
Cash, end of period.....................................................          $        4,097      $       13,283
----------------------------------------------------------------------------- ------------------- --------------------

Supplemental Disclosures of Cash Flow Information:
           Cash paid during the period for interest.....................          $          121      $          572


               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2000
                                   (Unaudited)

A.    Basis of Presentation and Liquidity
-----------------------------------------

      The financial statements of Base Ten Systems, Inc. and subsidiaries (the "Company" or "Base Ten") have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. At March 31, 2000 the Company was below certain criteria required for its current listing on the NASDAQ SmallCap Market System which, unless the Company raises sufficient additional capital in the immediate future, could result in the Company's shares being delisted from the NASDAQ SmallCap Market System. If the Company's Class A Common Stock is suspended from trading or delisted for an aggregate of 30 trading days in any 18 month period, or upon the occurrence of any other redemption event, holders of the Company's Series B Redeemable Convertible Preferred Stock may require the Company to redeem the Series B Redeemable Convertible Preferred Stock for cash of 1.25 times the Mandatory Redemption Price. Such cash redemption would aggregate approximately $19.0 million, plus any other contingent payments which may become due pursuant to the terms of the Series B Redeemable Convertible Preferred Stock. (See Note E to the Consolidated Financial Statements.) The Company does not currently have sufficient cash or credit to pay such amounts should there be a demand for payment. To increase the Company's net tangible assets, to help ensure the Company's compliance with NASDAQ listing requirements and to enable the Company to fund its operations through 2000, management is seeking the infusion of additional capital financing. If such efforts are not successful, there would be a material adverse effect on the Company's financial position and operations and its ability to continue as a going concern. These financial statements do not include any adjustments that could result therefrom.

      On May 11, 2000, the NASD notified the Company that it failed to meet the NASDAQ SmallCap Market System continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ SmallCap Market System $2.0 million minimum net tangible asset requirement, the $35.0 million minimum market capitalization requirement and its $0.5 million minimum net income requirement. In order to facilitate the NASD's review of the Company's eligibility for continued listing on the NASDAQ SmallCap Market System, the Company must submit on or before May 25, 2000 its plan for achieving and sustaining compliance with all of the listing criteria.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.

      Certain   reclassifications   have  been  made  to  prior  year  financial
      statements to conform to the current year presentation.

B.    Description of Business
-----------------------------

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

      During 2000, contracts to provide software and services to certain customers were terminated due to the Company's inability to meet delivery deadlines for version 3.2 of BASE10(R)ME which was caused by the substantial customization of the core product required for those projects. The termination of those contracts will allow the Company to reallocate resources to other projects requiring less substantial customization. To reduce its dependence on the BASE10(R)ME and BASE10(R)CS products, the Company announced plans to more aggressively market the BASE10(R)ADLS, BASE10(R)ADMS and BASE10(R)FS products. The timely delivery of product to the Company's customers cannot be completely assured. The financial statements at December 31, 1999 and for the year then ended reflect the impact of the terminated contracts and delays in the delivery of BASE10(R)ME and BASE10(R)CS.

      The Company owns a minority interest in uPACs LLC ("the LLC") which develops and markets an ultrasound picture archiving communications system that digitizes, records and stores images on CD-ROM as an alternative to film and video storage. In 1997, the Company formed the LLC with an individual investor who is currently a principal stockholder of the Company. The Company contributed uPACs(TM) technology to the LLC, and the investor contributed $3 million to the LLC to fund required further development of the technology. During 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology. The Company ceased funding the LLC operation after the first quarter of 2000. Costs of funding the LLC during the first quarter of 2000 totaled less than $50,000.


C.    Summary of Significant Accounting Policies
------------------------------------------------

      Risks and Uncertainties - The Company operates in the software industry, which is highly competitive and rapidly changing. The Company has had a history of significant losses from operations and is subject to all of the risks inherent in a technology business, including but not limited to: claims by customers for contractual or other unfulfilled commitments, potential for significant technological changes in the industry or customer requirements, potential for emergence of competitive products with new capabilities or technologies, ability to manage future growth, ability to attract and retain qualified employees, dependence on key personnel, limited senior management resources, success of its research and development, protection of intellectual property rights, potentially long sales and implementation cycles, ongoing satisfaction of requirements for continued listing of the Company's stock on the NASDAQ SmallCap Market System and potential for Redemption events related to the Company's Series B Redeemable Convertible Preferred Stock. (See Notes A and E to the Consolidated Financial Statements).

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

D.    Acquisitions
------------------


      Almedica Technology Group Acquisition

      On June 11, 1999, the Company acquired all of the outstanding stock of Almedica Technology Group Inc., a wholly-owned subsidiary of Almedica International, Inc. Simultaneous with the closing of the transaction, the subsidiary, which develops and distributes clinical studies software for the pharmaceutical industry, was renamed BTS Clinical, Inc. The stock of the subsidiary was acquired in exchange for 3,950,000 shares of Class A Common Stock (790,000 after adjustment for the September, 1999 reverse stock split). At the time of the purchase, Class A Common Stock traded for $.90625 per share ($4.53125 after adjustment for the September, 1999 reverse stock split).

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

      Acquired Intangible Assets

      Accumulated amortization related to the acquired intangibles at March 31, 2000 and December 31, 1999 was $1,994,000 and $1,606,000, respectively.
      Included in acquired intangible assets is a Covenant Not to Compete with the Company (the "covenant") signed by an executive who joined Base Ten as part of the 1999 acquisition of BTS Clinical, Inc. The covenant covers the period of the executive's employment with Base Ten plus two years thereafter. The covenant was valued at $1.9 million at the time of the acquisition and was being written off over four years, which management estimated was the useful life of the agreement. The executive left the employment of the Company as of March 31, 2000 and the covenant will be amortized over its remaining contractual life.

E.    Redeemable Convertible Preferred Stock
--------------------------------------------

      On March 5, 1999, Series A Preferred Stock and warrants were exchanged for approximately 15,203 shares of Series B Redeemable Convertible Preferred Stock, $1.00 par value ("Series B Preferred Stock") with a principal amount of approximately $15,203,000. In addition, 632,000 new warrants (126,400 after adjustment for the reverse stock split) were issued to Series B Preferred Stockholders, and 720,000 warrants (144,000 after adjustment for the September 1999 reverse stock split) were issued to replace certain warrants issued in December 1997. The Series B Preferred Stock and warrants were recorded at March 31, 2000 and December 31, 1999 at their estimated fair value of $19,004,000.

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

      The Series B Preferred Stock matures on December 15, 2000. On the maturity date, the Company must redeem the outstanding preferred stock at its Mandatory Redemption Price, which is the sum of the purchase price, accrued but unpaid dividends and other contingent payments as provided pursuant to the terms of the Series B Preferred Stock. The portion of the Mandatory Redemption Price constituting such other contingent payments is payable in cash whereas the purchase price and accrued but unpaid dividends are payable in cash or common stock at the option of the Company. If the Company elects to settle the redemption in Class A Common Stock the Mandatory Redemption Price is 1.25 times the purchase price. The Company was accreting the carrying value of the Series B Preferred Stock to the purchase price and recognizing the accretion charges to retained earnings (accumulated deficit) over the period from issuance to maturity. However, since the Company was below the $2 million minimum net tangible assets, as defined, required for its current listing on the NASDAQ SmallCap Market System at December 31, 1999 and remains below this requirement for ongoing listing of its stock, the Company recorded the Series B Redeemable Convertible Preferred Stock at its Redemption Price of $19.0 million and recorded corresponding charges to net loss available for common shareholders and accumulated deficit as of December 31, 1999.

      Holders of the Series B Preferred Stock have the right to require the Company to purchase their shares for cash upon the occurrence of a redemption event. redemption events include: (a) suspension of trading or delisting from the NASDAQ NMS or NASDAQ SmallCap Markets of the Class A Common Stock for an aggregate of 30 trading days in any 18 month period;
      (b) failure by the Company to cause the holders to be able to utilize the registration statement filed for the resale of the shares of the Class A Common Stock shares into which the Series B Preferred Stock is convertible; (c) failure to issue Class A Common Stock upon exercise of conversion rights by a preferred shareholder; or (d) failure to pay any amounts due to preferred shareholders. The cash purchase price upon occurrence of a Redemption event (which would approximate $19 million at March 31, 2000 plus any other contingent payments which may become due) is the greater of (a) 1.25 times the Mandatory Redemption Price, or (b) the Mandatory Redemption Price divided by the product of the effective conversion price and the market value of the common shares.

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

F.    Segment Information
-------------------------

      The Company is organized and operates as a single segment. The following tabulation details the Company's operations in different geographic areas for the three months ended March 31, 1999 and 1998 (dollars in thousands):


----------------------------------------------------- --------------- ------------------ ----------------- -------------------
                                                        United States        Europe          Eliminations      Consolidated
----------------------------------------------------- --------------- ------------------ ----------------- -------------------
Three Months Ended March 31, 2000:
Revenues from unaffiliated sources                     $   634          $            337   $           --     $           971
----------------------------------------------------- --------------- ------------------ ----------------- -------------------
Identifiable assets at March 31, 2000                  $22,742          $            856   $       (6,744)    $        16,854
----------------------------------------------------- --------------- ------------------ ----------------- -------------------
----------------------------------------------------- --------------- ------------------ ----------------- -------------------
Three Months Ended March 31, 1999:
Revenues from unaffiliated sources                     $ 1,075          $            594   $           --     $         1,669
----------------------------------------------------- --------------- ------------------ ----------------- -------------------
Identifiable assets at March 31, 1999                  $35,517          $            998   $       (6,923)    $        29,592
----------------------------------------------------- --------------- ------------------ ----------------- -------------------


G.    Discontinued Operations
-----------------------------


      On October 27, 1997 the Company entered into an agreement to sell its Government Technology Division ("GTD") to Strategic Technology Systems, Inc. ("Strategic"). The net assets of the GTD were sold to Strategic at the close of business on December 31, 1997.


      In consideration for the value of the net assets sold, the Company received $3,500,000 in cash, and an unsecured promissory note for $1,975,000. The note has a five year term bearing interest at a rate of 7.5% per annum, payable quarterly. Principal payments under the note will amortize over a three year period beginning on March 31, 2000. The note also provides for accelerated payment of principal and interest upon the occurrence of certain events.


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


H.    Net Loss Per Share
------------------------

      The  Company  calculates   earnings  per  share  in  accordance  with  the
      provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. The following is a reconciliation of the numerators and denominators used to calculate loss per share in the Consolidated Statements of Operations (in thousands, except share and per share data):




-------------------------------------------------- ----------------- -------------------
                                                      Three Months      Three Months
                                                          Ended            Ended
                                                      March 31, 2000   March 31, 1999
-------------------------------------------------- ----------------- -------------------
Loss per common share-basic:
Net loss                                            $       (2,604)   $       (7,459)
Less: Dividends on Series A Preferred Stock                     --              (262)
       Accretion on Series A Preferred Stock                    --              (282)
       Credit on exchange of Redeemable
            Convertible Preferred Stock                         --               445
-------------------------------------------------- ----------------- ----------------
Net loss to common shareholders (numerator)         $       (2,604)   $       (7,558)
-------------------------------------------------- ----------------- ----------------
Weighted average shares - basic (denominator)            5,118,000         3,905,000
-------------------------------------------------- ----------------- ----------------
            Net loss per common share-basic         $        (0.51)   $        (1.94)
-------------------------------------------------- ----------------- ----------------

Loss per common share-fully diluted:
Net loss                                            $       (2,604)   $       (7,459)
Less: Dividends on Series A Preferred Stock                     --              (262)
       Accretion on Series A Preferred Stock                    --              (282)
       Credit on exchange of Redeemable
            Convertible Preferred Stock                         --               445
-------------------------------------------------- ----------------- ----------------
Net loss to common shareholders (numerator)         $       (2,604)   $       (7,558)
-------------------------------------------------- ----------------- ----------------
Weighted average shares                                  5,118,000         3,905,000
Effect of dilutive options / warrants                           --                --
-------------------------------------------------- ----------------- ----------------
Weighted average shares-fully diluted (denominator)      5,118,000         3,905,000
-------------------------------------------------- ----------------- ----------------
           Net loss per common share-diluted        $        (0.51)   $        (1.94)
-------------------------------------------------- ----------------- ----------------


Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods ended March 31, 2000 and 1999 and, therefore, were not included in the calculation of fully diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------



This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, as amended.


Three  Months  ended March 31, 2000  compared  with Three Months ended March 31,
1999
--------------------------------------------------------------------------------

Continuing Operations
---------------------


Revenues
--------


      Company revenues decreased 42% to $1.0 million in the period ended March 31, 2000 as compared to $1.7 million in the period ended March 31, 1999.
Revenues for the 2000 period were derived 13% from software licenses and enhancements, and 87% from services, installations and maintenance, compared to revenues for the 1999 period which were derived 37% from software licenses and enhancements and 63% from services, installations and maintenance. This decrease was due primarily to ongoing delays during 2000 in the delivery of the Company's BASE10(R)ME and BASE10(R)CS products.


Cost of Sales
-------------


      Cost of sales, which includes amortization of software development costs for PHARMASYST(TM) and BASE10(R)ME, decreased from $1.5 million in the period ended March 31, 1999 to $1.1 million in the 2000 period. The decrease is primarily due to lower amortization of capitalized software development costs in 2000 as a result of a write-off at December 31, 1999 of substantially all of the capitalized development costs for PHARMASYST(TM) and BASE10(R)ME.


Research and Development Costs
------------------------------


      Research and development costs were approximately $0.5 million in both of the quarters ended March 31, 1999 and 2000.


Sales and Marketing Expenses
----------------------------


      Company sales and marketing expenses decreased in the 2000 period to $0.7 million from $1.4 million in the quarter ended March 31, 1999. This decrease was mainly due to decreases in human resource costs of $0.5 million, outside consulting services of $0.1 million and travel expenses of $0.2 million.


General and Administrative Expenses
-----------------------------------


      Company general and administrative expenses decreased in the 2000 period to $1.2 million from $2.2 million in the comparable 1999 period. The decrease in the 2000 period is primarily due to: (1) a reduction of $0.2 million of human resource costs; (2) a reduction of $0.4 million in outside professional services; (3) a reduction of $0.2 million of costs for funding the LLC ; and (4) a reserve of $0.4 million recorded in 1999 against a loan receivable from Select Software Tools. The reductions were partially offset by an increase of $0.2 million of depreciation charges related to assets acquired in June 1999 from Almedica.

Debt Conversion Costs
---------------------


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


Other Expense
-------------


      Other expense was approximately $0.1 million in both the quarter ended March 31, 2000 and March 31, 1999.


Continuing Losses
-----------------


      The Company incurred a net loss of $2.6 million in the quarter ended March 31, 2000, compared to a $7.5 million net loss for the quarter ended March 31, 1999. The decreased loss in the 2000 period was primarily due to reduced expenses totaling $5.6 million in the quarter ended March 31, 2000, partially offset by reduced revenues of $0.7 million. The expense reduction was primarily attributed to the non-cash accounting charge of $3.5 million related to the conversion of the $10 million debenture that took place in 1999 and lower expenses in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 of: (1) costs of revenues of $0.4 million; (2) sales and marketing expenses of $0.8 million; and (3) general and administrative charges of $1.0 million.


Liquidity and Capital Resources
-------------------------------


      The Company's financial statements have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. At March 31, 2000, the Company was below certain criteria required for its current listing on the NASDAQ SmallCap Market System, which could result in the Company's shares being delisted from the NASDAQ SmallCap Market System. If the Company's Class A Common Stock is suspended from trading or delisted for an aggregate of 30 trading days in any 18 month period, or upon the occurrence of any other redemption event, holders of the Company's Series B Redeemable Convertible Preferred Stock may require the Company to redeem the Series B Redeemable Convertible Preferred Stock for cash of 1.25 times the Mandatory Redemption Price, as defined in the terms of the Series B Redeemable Convertible Preferred Stock. Such cash redemption would aggregate at a minimum, $19 million, plus any other penalty payments that may be due under the terms of the Series B Redeemable Convertible Preferred Stock. (See Note E to the Consolidated Financial Statements.) The Company does not currently have sufficient cash to pay such amounts should there be a demand for payment. To increase the Company's net tangible assets, to help ensure the Company's compliance with NASDAQ listing requirements and to enable the Company to fund its operations through 2000, management is seeking the infusion of additional capital financing. If such financing is obtained, then management believes that the Company's liquidity would be sufficient to meet its cash needs for its existing business through fiscal 2000. However, there can be no assurance that management's efforts in this regard will be successful.


      On May 11, 2000, the NASD notified the Company that it failed to meet the NASDAQ SmallCap Market System continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ SmallCap Market System $2.0 million minimum net tangible asset requirement, the $35.0 million minimum market capitalization requirement and its $0.5 million minimum net income requirement. In order to facilitate the NASD's review of the Company's eligibility for continued listing on the NASDAQ SmallCap Market System, the Company must submit on or before May 25, 2000 its plan for achieving and sustaining compliance with all of the listing criteria.


      As discussed above, if certain Redemption events occur, the holders of the Company's Series B Redeemable Convertible Preferred Stock have rights to require the Company to purchase their shares for cash, which would severely adversely affect the Company. (See Note L to the Consolidated Financial Statements.) The redemption events include, but are not limited to, the Company's failure to retain its ongoing listing on NASDAQ. If either no redemption event occurs, or if the holders of the Company's Series B Redeemable Convertible Preferred Stock elect not to exercise their redemption rights, then the Company may increase net tangible assets in December 2000 by $19.0 million upon the conversion at maturity of the Series B Redeemable Convertible Preferred Stock to Class A Common Stock. However, there can be no assurance that the holders of the Company's Series B Redeemable Convertible Preferred Stock will choose not to exercise their redemption rights if a Redemption event occurs. Also, such conversion of Series B Redeemable Convertible Preferred Stock to Class A Common Stock will not provide the Company with any additional funds for operations.


      The Company's working capital decreased from $3.8 million to $1.9 million during the quarter ended March 31, 2000. The Company had $4.1 million of cash at March 31, 2000 whereas the Company had $5.8 million of cash at December 31, 1999. The decrease in cash during the three months ended March 31, 2000 resulted primarily from the use of cash in operations of $1.9 million.


      Cash used in operations during 2000 has been affected primarily by the net loss of $2.6 million and an increase in accounts receivable of $0.2 million. These factors were partly offset by non-cash depreciation and amortization charges of $0.6 million and an increase in total current liabilities of $0.4 million.


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


      On March 5, 1999, the outstanding Series A Preferred Stock and warrants were exchanged for Series B Redeemable Convertible Preferred Stock, $1.00 par value ("Series B Preferred Stock"). As a result, approximately 15,203 shares of Series B Preferred Stock, with a principal amount of approximately $15,203,000 were exchanged for the outstanding shares of Series A Preferred Stock. In addition, 632,000 new warrants (126,400 after adjustment for the reverse stock split) were issued to Series B Preferred Stockholders, and 720,000 warrants (144,000 after adjustment for the reverse stock split) were issued to replace certain original warrants issued in December 1997. The Series B Preferred Stock and warrants were recorded at December 31, 1999 at their estimated fair value of $19,004,000. The difference between this estimated fair value and the carrying value of the Series A Preferred Stock has been recorded as a debit to net loss available to common shareholders and accumulated deficit.


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


      The Series B Preferred Stock matures on December 15, 2000. On the maturity date, the Company must redeem the outstanding preferred stock at its Mandatory Redemption Price, which is the sum of the purchase price, accrued but unpaid dividends and other contingent payments as provided pursuant to the terms of the Series B Preferred Stock. The portion of the Mandatory Redemption Price constituting such other contingent payments is payable in cash whereas the purchase price and accrued but unpaid dividends are payable in cash or common stock at the option of the Company. If the Company elects to settle the redemption in Class A Common Stock the Mandatory Redemption Price is 1.25 times the purchase price. The Company was accreting the carrying value of the Series B Preferred Stock to the purchase price and recognizing the accretion charges to retained earnings (accumulated deficit) over the period from issuance to maturity. However, since the Company was below certain criteria required for its current listing on the NASDAQ SmallCap Market System at December 31, 1999 and remains below these requirements for ongoing listing of its stock, the Company has recorded the Series B Redeemable Convertible Preferred Stock at its Redemption Price of $19.0 million and recorded corresponding charges to net loss available for common shareholders and accumulated deficit as of December 31, 1999.


      The Company is a shareholder in uPACS LLC, a limited liability company which has developed a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. During 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology. At December 31, 1998, the LLC had substantially exhausted its capital resources and, the operations of the LLC were funded by the Company during the search for a buyer. As of March 31, 2000, the Company ceased funding the LLC. Costs of funding the LLC during 2000 totaled less than $50,000. The Company intends to either sell its interest in the LLC or abandon the efforts to further develop its technology.


      The Company is continually monitoring and evaluating its selling, administrative and development functions with the intention of further streamlining operations and reducing operating expenses. The Company anticipates that decisions based on this evaluation may result in certain nonrecurring charges during 2000, but the extent of such charges is not yet quantifiable.


      During 2000, contracts to provide software and services to certain customers were terminated due to the Company's inability to meet delivery deadlines for version 3.2 of BASE10(R)ME which was caused by the substantial customization of the core product required for those projects. The termination of those contracts will allow the Company to reallocate resources to other projects requiring less substantial customization. To reduce its dependence on the BASE10(R)ME and BASE10(R)CS products, the Company announced plans to more aggressively market the BASE10(R)ADLS, BASE10(R)ADMS and BASE10(R)FS products. The timely delivery of product to the Company's customers cannot be completely assured. The financial statements at December 31, 1999 and for the year then ended reflect the impact of the terminated contracts and concerns over the delivery of BASE10(R)ME and BASE10(R)CS.


Forward Looking Statement
-------------------------

      The foregoing contains forward looking information within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward looking statements and paragraphs may be identified by such forward looking terminology as "may", "will", "believe", "anticipate", or similar words or variations thereof. Such forward looking statements involve certain risks and uncertainties including the particular factors described more fully above in this business discussion and in each case actual results may differ materially from such forward looking statements. Successful marketing of BASE10(R)ME, BASE10(R)CS, BASE10(R)FS, BASE10(R)ADLS and BASE10(R)ADMS and their future contribution to Company revenues depends heavily on, among other things, successful early completion of current test efforts and the necessary corrections to the software permitting timely delivery to customers, none of which can be assured. Other important factors that the Company believes may cause actual results to differ materially from such forward looking statements are discussed in the "Risk Factors" sections in the Company's Registration Statement on Form S-3 (File No. 333-70535) as well as current and previous filings with the Securities and Exchange Commission. In assessing forward looking statements contained herein, readers are urged to read carefully those statements and other filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results or events (expressed or implied) will not be realized.




Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Not applicable.

                           Part II. Other Information


Item 6:    Exhibits and Reports on Form 8-K
-------------------------------------------

           (a)   Exhibits - (27) Financial Data Schedule (Edgar filing only).

           (b)   Reports on Form 8-K - None.

                                   Signatures


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      May 15, 2000
                               Base Ten Systems, Inc.
                               (Registrant)




                              By:   STEPHEN A. CLOUGHLEY
                              -------------------------------------------
                                    Stephen A. Cloughley
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





                              By: WILLIAM F. HACKETT
                              -------------------------------------------
                                  William F. Hackett
                                  Senior Vice President and Chief
                                  Financial Officer
                                  (Principal Financial Officer)