Form 10-Q
period 2000-06-30
BASE TEN SYSTEMS INC
filed 2000-08-15
CIK 10242

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended June 30, 2000             Commission File No. 0-7100

                             BASE TEN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

New Jersey                                            22-1804206
(State of incorporation)                           (I.R.S. Employer
                                                  Identification No.)

One Electronics Drive
Trenton, N.J.                                             08619
----------------------------------------               ----------
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


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



           Title of Class                      Outstanding at August 3, 2000
          -------------------                       ------------------
    Class A Common Stock, $5.00 par value               5,108,209

    Class B Common Stock, $5.00 par value                 12,623

                                                        Base Ten Systems, Inc.
                                                           And Subsidiaries

                                                                 Index

Part I.         Financial Information                                                                           Page

                Item 1: Financial Statements

                Consolidated Balance Sheets - June 30, 2000 (unaudited)
                and December 31, 1999........................................................................     1

                Consolidated Statements of Operations - Three and six months
                ended June 30, 2000 and 1999 (unaudited).....................................................     2

                Consolidated Statements of Common Stock and Other Shareholders' Equity (Deficit) - Six
                months ended June 30, 2000 (unaudited)........................................................    3

                Consolidated Statements of Cash Flows - Six months ended
                June 30, 2000 and 1999 (unaudited)...........................................................     4

                Notes to Consolidated Financial Statements...................................................     5

                Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................................................   11

                Item 3: Quantitative and Qualitative Disclosures About Market Risk ...........................   15


Part II.        Other Information

                Item 4:      Submission of Matters to a Vote of Security Holders.............................    16

                Item 6:      Exhibits and Reports on Form 8-K................................................    17



Item 1.       Financial Statements

                                        Base Ten Systems, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                                     (unaudited)
                                       (dollars in thousands, except par value)

                                                       Assets

                                                                                           June 30,            December 31,
                                                                                             2000                  1999
                                                                                     ------------------- --------------------
Current Assets:
   Cash   and cash equivalents.................................................          $        2,685      $        5,843
   Accounts receivable, net....................................................                     884                 559
   Current portion of notes receivable.........................................                     658                 658
   Other current assets........................................................                     394                 441
                                                                                     ------------------- --------------------
         Total Current Assets..................................................                   4,621               7,501

Property, plant and equipment, net.............................................                   4,158               4,564
Note receivable................................................................                     988               1,317
Acquired intangible assets.....................................................                   4,308               5,210
Other assets...................................................................                     418                 485
                                                                                     ------------------- --------------------
         Total Assets                                                                    $       14,493      $       19,077
                                                                                     =================== ====================


                           Liabilities, Redeemable Convertible Preferred Stock, Common Stock
                                             and Other Shareholders' Deficit

Current Liabilities:
   Accounts payable............................................................          $          375      $          345
   Accrued expenses............................................................                   1,528               1,770
   Deferred revenue............................................................                   2,119               1,423
   Current portion of financing obligation.....................................                     146                 136
                                                                                     ------------------- --------------------
         Total Current Liabilities.............................................                   4,168               3,674
                                                                                     ------------------- --------------------
Long-Term Liabilities:
   Financing obligation........................................................                   3,128               3,204
   Other long-term liabilities.................................................                     199                 214
                                                                                     ------------------- --------------------
         Total Long-Term Liabilities...........................................                   3,327               3,418
                                                                                     ------------------- --------------------
Commitments and Contingencies

Series B Preferred Stock, $1.00 par value,  issued and outstanding 15,203 shares at June 30, 2000 and  December  31,  1999;  aggregate  liquidation  value of
    $15,203 at June 30, 2000 and December 31, 1999.............................                  19,004              19,004

Common Stock and Other Shareholders' Deficit:
   Class A Common Stock, $5.00 par value,  12,000,000 shares authorized;  issued and  outstanding  5,107,540  shares  at June  30,  2000 and  5,102,096  at
      December 31, 1999........................................................                  25,537              25,510

   Class B Common Stock, $5.00 par value, 400,000 shares authorized;  issued and outstanding  12,623  shares at June 30, 2000 and 14,181 shares at
      December 31, 1999........................................................                      63                  71
   Additional paid-in capital..................................................                  63,514              63,527
   Accumulated deficit.........................................................                (100,735)            (95,754)
   Accumulated other comprehensive gain (loss) ................................                    (104)                (92)
   Treasury Stock, 100,000 Class A Common Shares, at cost......................                    (281)               (281)
                                                                                     ------------------- --------------------
         Total Common Stock and Other Shareholders' Deficit....................                 (12,006)             (7,019)
                                                                                     ------------------- --------------------
         Total Liabilities, Redeemable Convertible Preferred Stock, Common Stock
         and Other Shareholders' Deficit.......................................          $       14,493      $       19,077
                                                                                     =================== ====================



                             See Notes to the Consolidated Financial Statements

                                        Base Ten Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Operations
                                                     (unaudited)
                                  (dollars in thousands, except per share data)

                                                         Three Months Ended                        Six Months Ended
                                                         ------------------                        ----------------
                                                  June 30, 2000        June 30, 1999       June 30, 2000        June 30, 1999
                                              -------------------- ------------------- -------------------- --------------------

 License and related revenue................      $           37       $          154      $          159       $          770
 Services and related revenue...............                 759                  862               1,608                1,915
                                              -------------------- ------------------- -------------------- --------------------
                                                             796                1,016               1,767                2,685
                                              -------------------- ------------------- -------------------- --------------------

 Cost of revenues...........................                 885                1,270               2,019                2,765
 Research and development...................                 257                  436                 787                  895
 Selling and marketing......................                 614                1,541               1,272                2,959
 General and administrative.................               1,426                1,853               2,590                4,049
 Non-cash debt conversion charge............                  --                   --                  --                3,506
                                              -------------------- ------------------- -------------------- --------------------
                                                           3,182                5,100               6,668               14,174
                                              -------------------- ------------------- -------------------- --------------------

 Loss before other income (expense).........              (2,386)              (4,084)             (4,901)             (11,489)
 Other income (expense), net................                   9                  138                 (80)                  84
                                              -------------------- ------------------- -------------------- --------------------

 Net loss from continuing operations........              (2,377)              (3,946)             (4,981)             (11,405)
 Gain from sale of discontinued operations..                  --                1,044                  --                1,044
                                              -------------------- ------------------- -------------------- --------------------

 Net loss...................................              (2,377)              (2,902)             (4,981)             (10,361)

 Less:   Dividends on Redeemable Convertible
                 Preferred Stock............                  --                   --                  --                 (262)
         Accretion on Redeemable Convertible
                 Preferred Stock............                  --                 (282)                 --                 (564)
         Credit on exchange of Redeemable
                 Convertible Preferred Stock                  --                   --                  --                  445

                                               -------------------- ------------------- -------------------- --------------------
 Net loss available for common shareholders.      $       (2,377)      $       (3,184)     $       (4,981)      $      (10,742)
                                               ==================== =================== ==================== ====================

 Basic and diluted net loss per share
         Continuing operations..............      $       (0.46)       $       (0.96)      $       (0.97)       $       (2.83)
         Discontinued operations............                  --                0.24                  --                 0.25
                                              -------------------- ------------------- -------------------- --------------------
                                                  $       (0.46)       $       (0.72)      $       (0.97)       $       (2.58)
                                              ==================== =================== ==================== ====================
 Weighted average common shares outstanding
      - basic and diluted..................           5,120,000            4,431,000           5,119,000            4,168,000
                                              -------------------- ------------------- -------------------- --------------------




                             See Notes to the Consolidated Financial Statements

                                        Base Ten Systems, Inc. and Subsidiaries
                     Consolidated Statements of Common Stock and Other Shareholders' Deficit
                                                    (unaudited)
                                                (dollars in thousands)




                                      Class A                         Class B
                                    Common Stock                   Common Stock
                                Shares       Amount             Shares       Amount
-------------------------     ------------  -----------      ------------  ------------
Balance at
December 31, 1999 ...........    5,102,096    $   25,510       14,181      $       71
=============================   ==========    ==========   ==========      ==========
Conversions:
    Common B to
    Common A ................        2,341            12       (1,558)             (8)
Issuance of
Common Stock:
    Employee stock
    purchase plan ...........        3,103            15         --                --
Comprehensive
Loss:
    Net loss ................         --            --           --                --
    Unrealized loss on
    securities available
    for sale ................         --            --           --                --
Total Comprehensive
Loss ........................
-----------------------------   ----------    ----------   ----------      ----------
Balance at
June 30, 2000 ...............    5,107,540    $   25,537       12,623      $       63
=============================   ==========    ==========   ==========      ==========



                                                                                                         Total Common
                                                                Accumulated                                Stock and
                                   Additional                      Other           Treasury Stock           Other
                                    Paid-in      Accumulated   Comprehensive                             Shareholders'
                                    Capital        Deficit          Loss          Shares      Amount        Deficit
-----------------------------      -----------    ----------   -------------  -----------   ----------   -------------

Balance at
December 31, 1999 ...........       $   63,527    $  (95,754)   $      (92)      (100,000)  $     (281)  $      (7,019)
=============================       ==========    ==========    ==========    ===========   ==========   =============
Conversions:
    Common B to
    Common A ................               (4)           --            --             --           --              --
Issuance of
Common Stock:
    Employee stock
    purchase plan ...........               (9)           --            --             --           --               6
Comprehensive
Loss:
    Net loss ................               --        (4,981)           --             --           --          (4,981)
    Unrealized loss on
    securities available
    for sale ................               --            --           (12)            --           --             (12)
                                                                                                         -------------
Total Comprehensive
Loss ........................                                                                                   (4,993)
-----------------------------      -----------    ----------   -----------    -----------   ----------   -------------
Balance at
June 30, 2000 ...............       $   63,514    $ (100,735)   $     (104)      (100,000)  $     (281)  $    (12,006)
=============================      ===========    ==========    ==========     ==========   ==========   ============



                             See Notes to the Consolidated Financial Statements

                                        Base Ten Systems, Inc. and Subsidiaries
                                          Consolidated Statements of Cash Flows
                                                       (unaudited)
                                                  (dollars in thousands)

                                                                                                Six Months      Six Months
                                                                                                   Ended           Ended
                                                                                               June 30, 2000   June 30, 1999
                                                                                               -------------   -------------
Cash Flows from Operating Activities:
           Net loss .........................................................................   $    (4,981)   $   (10,361)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
           Depreciation and amortization ....................................................         1,245          1,475
           Non-cash debt conversion charge ..................................................            --          3,506
           Deferred gain on sale of building ................................................           (10)            (5)
           Gain on sale of discontinued operations ..........................................            --         (1,044)
           Bad debt expense .................................................................            --             40
Changes in operating assets and liabilities:
           Accounts receivable ..............................................................          (325)          (467)
           Other current assets .............................................................            35            141
           Other assets .....................................................................            25             --
           Accounts payable, accrued expenses and deferred revenue ..........................           479         (1,191)
                                                                                                   ----------   -----------
Net Cash Used in Operating Activities .......................................................        (3,532)         (7,906)
                                                                                                   ==========   ===========

Cash Flows from Investing Activities:
           Proceeds from note receivable ....................................................           329             --
           Additions to property, plant and equipment .......................................           (96)           (64)
           Loss on disposition of assets ....................................................           194             --
           Acquisition of Almedica, net of cash required ....................................            --            (66)
                                                                                                   ----------   -----------
Net Cash Provided by (Used in) Investing Activities .........................................           427           (130)
                                                                                                   ==========   ===========

Cash Flows from Financing Activities:
           Repayment of amounts borrowed ....................................................           (66)           (32)
           Proceeds from issuance of common stock ...........................................             6             51
           Proceeds from sale of discontinued operations ....................................            --          1,044
                                                                                                   ----------   -----------
Net Cash (Used in) provided by Financing Activities .........................................           (60)         1,063
                                                                                                   ==========   ===========

Effect of Exchange Rate Changes on Cash .....................................................             7           (133)
                                                                                                   ==========   ===========

Net (Decrease)/Increase In Cash .............................................................        (3,158)        (7,106)
Cash, beginning of period ...................................................................         5,843         17,437
                                                                                                   ----------   -----------
Cash, end of period .........................................................................   $     2,685    $    10,331
                                                                                                   ==========   ===========

Supplemental Disclosures of Cash Flow Information:
           Cash paid during the period for interest .........................................   $       241    $       396


                              See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        Three Months Ended June 30, 2000
                                   (Unaudited)

A.    Basis of Presentation and Liquidity

      The financial statements of Base Ten Systems, Inc. and subsidiaries (the "Company" or "Base Ten") have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. At June 30, 2000, the Company did not meet certain criteria required for the continued listing of the Company's Class A Common Stock (the "Class A Common Stock") on the NASDAQ SmallCap Market System which, unless the Company raises sufficient additional capital in the immediate future, could result in the Class A Common Stock being delisted from the NASDAQ SmallCap Market System. To increase the Company's net tangible assets, to help ensure the Company's compliance with NASDAQ listing requirements and to enable the Company to fund its operations through 2000, management is seeking the infusion of additional capital financing. If such efforts are not successful, there would be a material adverse effect on the Company's financial position and operations and its ability to continue as a going concern. These financial statements do not include any adjustments that could result therefrom.

      On May 11, 2000, the NASD notified the Company that it failed to meet the NASDAQ SmallCap Market System continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ SmallCap Market System $2.0 million minimum net tangible asset requirement, the $35.0 million minimum market capitalization requirement and its $0.5 million minimum net income requirement. In order to facilitate the NASD's review of the Company's eligibility for continued listing on the NASDAQ SmallCap Market System, the Company submitted its plan for achieving and sustaining compliance with all of the listing criteria. As of the date of this filing, the NASD has not notified the Company of the results of its review of the Company's plan for achieving and sustaining compliance with all of the listing criteria.

      On August 7, 2000, the NASD notified the Company that it has failed to maintain a minimum bid price of $1.00 as required for continued listing on the NASDAQ SmallCap Market System. If the Company is unable to demonstrate compliance with the minimum bid price rule on or before November 6, 2000, its Class A Common Stock will be delisted from the NASDAQ SmallCap Market System at the opening of business on November 8, 2000. The Company intends to appeal the NASD's determination to a NASDAQ Listing Qualifications Panel.

      Under the terms and conditions of the Company's Series B Redeemable Convertible Preferred Stock, par value $1.00 (the "Series B Preferred Stock"), an event causing the Class A Common Stock to be delisted from the NASDAQ SmallCap Market System could have had a material adverse effect on the Company's financial position. However, subsequent to June 30, 2000, the holders of the Series B Preferred Stock (the "Series B Shareholders") converted 5,000 shares of Series B Preferred Stock into 250,000 shares of Class A Common Stock, and the Company redeemed all of the remaining shares of Series B Preferred Stock and related 269,560 warrants for approximately $1.1 million. After this transaction, the Series B Preferred Stock and related cash redemption rights are no longer outstanding. See Note H to the Consolidated Financial Statements for a description of this transaction.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.

      Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

B.    Description of Business

      The Company develops, manufactures and markets computer software systems that assist manufacturers in industries regulated by the Food and Drug Administration ("FDA"). The Company's software systems aid customers in complying with FDA current Good Manufacturing Practice ("cGMP") guidelines, and improve their overall productivity by automating certain manual processes. The Company's software systems include BASE10(R)ME and BASE10(R)FS, which are "Manufacturing Execution Systems." BASE10(R)ME uses Windows NT operating systems and BASE10(R)FS uses HP-UX and Digital VAX/VMS operating systems. The Company's software systems also include BASE10(R)CS, BASE10(R)ADLS and BASE10(R)ADMS, which are "Clinical Supply Chain Management Solutions." These software systems assist clinical specialists in managing supplies for clinical trials. BASE10(R)CS uses Windows NT operating systems. BASE10(R)ADLS and BASE10(R)ADMS, formerly known as ADLS and ADMS, respectively, were acquired from Almedica International, Inc. in June 1999.

      During 2000, contracts to provide software and services to certain customers were terminated due to the Company's inability to meet delivery deadlines for version 3.2 of BASE10(R)ME, which was caused by the substantial customization of the core product required for those projects. The termination of those contracts will allow the Company to reallocate resources to other projects requiring less substantial customization. To reduce its dependence on the BASE10(R)ME and BASE10(R)CS products, the Company announced plans to more aggressively market the BASE10(R)ADLS, BASE10(R)ADMS and BASE10(R)FS products. The timely delivery of product to the Company's customers cannot be completely assured. The financial statements at December 31, 1999 and for the year then ended reflect the impact of the terminated contracts and delays in the delivery of BASE10(R)ME and BASE10(R)CS.

      The Company owns a minority interest in uPACs LLC (the "LLC") which develops and markets an ultrasound picture archiving communications system that digitizes, records and stores images on CD-ROM as an alternative to film and video storage. In 1997, the Company formed the LLC with an individual investor who is currently a principal shareholder of the Company. The Company contributed uPACs(TM) technology to the LLC, and the investor contributed $3 million to the LLC to fund required further development of the technology. During 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology. The Company ceased funding the LLC operation after the first quarter of 2000. Costs of funding the LLC during the first quarter of 2000 totaled less than $50,000.

C.    Summary of Significant Accounting Policies

      Risks and Uncertainties - The Company operates in the software industry, which is highly competitive and rapidly changing. The Company has had a history of significant losses from operations and is subject to all of the risks inherent in a technology business, including but not limited to: claims by customers for contractual or other unfulfilled commitments, potential for significant technological changes in the industry or customer requirements, potential for emergence of competitive products with new capabilities or technologies, ability to manage future growth, ability to attract and retain qualified employees, dependence on key personnel, limited senior management resources, success of its research and development, protection of intellectual property rights, potentially long sales and implementation cycles, ongoing satisfaction of requirements for continued listing of the Company's stock on the NASDAQ SmallCap Market System, and prior to the Series B Conversion, the potential for redemption events related to the Company's Series B Preferred Stock. (See Notes A and E to the Consolidated Financial Statements).

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

D.    Acquisitions


      Almedica Technology Group Acquisition

      On June 11, 1999, the Company acquired all of the outstanding stock of Almedica Technology Group Inc., a wholly-owned subsidiary of Almedica International, Inc. Simultaneous with the closing of the transaction, the subsidiary, which develops and distributes clinical studies software for the pharmaceutical industry, was renamed BTS Clinical, Inc. (BTS Clinical, Inc. has since been renamed Activ Netsciences, Inc.) The stock of the subsidiary was acquired in exchange for 3,950,000 shares of Class A Common Stock (790,000 after adjustment for the September, 1999 reverse stock split). At the time of the purchase, the Class A Common Stock traded for $0.90625 per share ($4.53125 after adjustment for the September, 1999 reverse stock split).

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

      Acquired Intangible Assets

      Accumulated amortization related to the acquired intangibles at June 30, 2000 and December 31, 1999 was $2,292,000 and $1,606,000, respectively.
      Included in acquired intangible assets is a covenant not to compete with the Company (the "Covenant") signed by an executive who joined Base Ten as part of the 1999 acquisition of BTS Clinical, Inc. The Covenant covers the period of the executive's employment with Base Ten plus two years thereafter. The Covenant was valued at $1.9 million at the time of the acquisition and was being written off over four years, which management estimated was the useful life of the agreement. The executive left the employment of the Company as of March 31, 2000, and the Covenant will be amortized over its remaining contractual life.

E.    Redeemable Convertible Preferred Stock

      Subsequent to June 30, 2000, 5000 shares of the Series B Preferred Stock were exchanged for 250,000 shares of Class A Common Stock and all of the remaining shares of Series B Preferred Stock were redeemed. The exchange and the redemption are referred to herein as, the "Series B Conversion." See Note H to the Consolidated Financial Statements for a description of this transaction.

      On March 5, 1999, the Company's Series A Preferred Stock (the "Series A Preferred Stock") and certain warrants were exchanged for approximately 15,203 shares of Series B Preferred Stock with a principal amount of approximately $15,203,000. In addition, 632,000 new warrants (126,400 after adjustment for the reverse stock split) were issued to Series B Preferred Shareholders, and 720,000 warrants (144,000 after adjustment for the September 1999 reverse stock split) were issued to replace certain warrants issued in December 1997. The Series B Preferred Stock and the warrants were recorded at June 30, 2000 and December 31, 1999 at their estimated fair value of $19,004,000.

      The terms of the Series B Preferred Stock were similar to the terms of the Series A Preferred Stock, except that: (a) the Series B Preferred Stock had a conversion price of that number of shares determined by dividing the Mandatory Redemption Price, as defined in the terms of the Series B Preferred Stock, by $4.00 ($20.00 after adjustment for the September 1999 reverse stock split), whereas the conversion price of the Series A Preferred Stock was equal to the Mandatory Redemption Price divided by the lesser of (i) $16.25 or (ii) the Weighted Volume Average Price (as defined) of the Class A Common Stock prior to the conversion date limited to 3,040,000 shares (608,000 shares after adjustment for the September 1999 reverse stock split); (b) the Series B Preferred Stock did not provide the holder with the option to receive a subordinated 8% promissory note because of the elimination of the 3,040,000 share limitation (608,000 shares after adjustment for the September 1999 reverse stock split); and
      (c) the Series B Preferred Stock did not provide for a dividend payment based on the market price of the Class A Common Stock. As a result of the exchange of Series A Preferred Stock for Series B Preferred Stock, preferred stock dividends are no longer required to be paid by the Company.

      Prior to the Series B Conversion, the Series B Preferred Stock was convertible at any time or from time to time into Class A Common Stock at a conversion price of $4.00 ($20.00 after adjustment for the September 1999 reverse stock split).

      The Series B Preferred Stock was to mature on December 15, 2000. On the maturity date, the Company would have been obligated to redeem the outstanding Series B Preferred Stock at its Mandatory Redemption Price, which would have been the sum of the purchase price, accrued but unpaid dividends and other contingent payments as provided pursuant to the terms of the Series B Preferred Stock. The portion of the Mandatory Redemption Price constituting such other contingent payments would have been payable in cash, whereas the purchase price and accrued but unpaid dividends would have been payable in cash or common stock at the option of the Company. If the Company elected to settle the redemption in Class A Common Stock, the Mandatory Redemption Price would have been 1.25 times the purchase price. The Company was accreting the carrying value of the Series B Preferred Stock to the purchase price and recognizing the accretion charges to retained earnings (accumulated deficit) over the period from issuance to maturity. However, since the Company was below the $2 million minimum net tangible assets, as defined, required for its continued listing on the NASDAQ SmallCap Market System at December 31, 1999 and remains below this requirement for ongoing listing of the Class A Common Stock, the Company recorded the Series B Redeemable Convertible Preferred Stock at its Redemption Price of $19.0 million and recorded corresponding charges to net loss available for common shareholders and accumulated deficit as of December 31, 1999.

      Prior to the Series B Conversion, holders of the Series B Preferred Stock had the right to require the Company to purchase their shares for cash upon the occurrence of a redemption event. Redemption events included: (a) suspension of trading or delisting from the NASDAQ SmallCap Market of the Class A Common Stock for an aggregate of 30 trading days in any 18 month period; (b) failure by the Company to cause the holders to be able to utilize the registration statement filed for the resale of the shares of the Class A Common Stock shares into which the Series B Preferred Stock was convertible; (c) failure to issue Class A Common Stock upon exercise of conversion rights by a preferred shareholder; or (d) failure to pay any amounts due to preferred shareholders. The cash purchase price upon occurrence of a redemption event (which would have approximated $19 million at June 30, 2000 plus any other contingent payments which would have become due) would have been the greater of (a) 1.25 times the Mandatory Redemption Price, or (b) the Mandatory Redemption Price divided by the product of the effective conversion price and the market value of the common shares.

      The Series B Preferred Stock was mandatorily redeemable upon the occurrence of a redemption event at the election of the holder and, accordingly, is classified as Redeemable Convertible Preferred Stock, rather than as a component of Shareholders' Equity (Deficit).

      Series B Preferred Shareholders had the same voting rights as the holders of Class A Common Stock, calculated as if all outstanding shares of Series B Preferred Stock had been converted into shares of Class A Common Stock on the record date for determination of shareholders entitled to vote on the matter presented, subject to limitations applicable to certain holders.

      For each $1 million of the Series A Preferred Stock held by the Series B Preferred Shareholders on September 1, 1998 and thereafter converted at a conversion price of $4.00 or more, the Series B Preferred Shareholders received four-year warrants to purchase 80,000 shares (16,000 after adjustment for the reverse stock split) of Class A Common Stock exercisable at $3.00 ($15.00 after adjustment for the reverse stock split) per share. The issuance of one-half of the warrants was effected by modifying certain provisions of existing warrants held by the Series B Preferred Shareholders. Subsequent to June 30, 2000, the Company repurchased all of the outstanding warrants held by the Series B Shareholders. Prior to the Series B Conversion, the Company could have forced the exercise of the warrants if, among other things, the Class A Common Stock traded at $4.00 ($20.00 after adjustment for the reverse stock split) or more for 20 consecutive trading days and the aggregate of cash (and cash equivalents) as shown on the Company's most recent balance sheet was $5,000,000 or more. If there was a forced exercise, the exercise price of certain other existing warrants held by the Series B Preferred Shareholders would have been modified to the lesser of (i) market value and (ii) the exercise price then in effect.

F.    Segment Information

      The Company is organized and operates as a single segment. The following tabulation details the Company's operations in different geographic areas for the six months ended June 30, 2000 and 1999 (dollars in thousands):


---------------------------------------- ---------------- ------------------- ----------------- -------------------
                                           United States      Europe              Eliminations      Consolidated
---------------------------------------- ---------------- ------------------- ----------------- -------------------

Six Months Ended June 30, 2000:
Revenues from unaffiliated sources        $       1,136     $        513        $       --         $      1,649
---------------------------------------- ---------------- ------------------- ----------------- -------------------
Identifiable assets at June 30, 2000      $      21,450     $        724        $   (7,681)        $     14,493
---------------------------------------- ---------------- ------------------- ----------------- -------------------

Six Months Ended June 30, 1999:
Revenues from unaffiliated sources        $       1,075     $        594        $       --         $      1,669
---------------------------------------- ---------------- ------------------- ----------------- -------------------
Identifiable assets at June 30, 1999      $      35,517     $        998       $    (6,923)        $     29,592
---------------------------------------- ---------------- ------------------- ----------------- -------------------

G.    Net Loss Per Share


      The  Company  calculates   earnings  per  share  in  accordance  with  the
      provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. The following is a reconciliation of the numerators and denominators used to calculate loss per share in the Consolidated Statements of Operations (in thousands, except share and per share data):



------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                     Six Months Ended
                                                           June 30, 2000      June 30, 1999      June 30, 2000       June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------


Loss per common share-basic:
Net loss from continuing operations                        $     (2,377)       $     (3,946)      $     (4,981)      $    (11,405)
Add: Gain from sale of discontinued operations                       --               1,044                 --              1,044
Less: Dividend on Series A Preferred Stock                           --                  --                 --               (262)
       Accretion on Series A Preferred Stock                         --                (282)                --               (564)
       Credit on exchange of Redeemable Convertible
          Preferred Stock                                            --                  --                 --                445
------------------------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)                $     (2,377)       $     (3,184)      $     (4,981)      $    (10,742)
===================================================================================================================================
Weighted average shares - basic (denominator)                 5,120,000           4,431,000          5,119,000          4,168,000
------------------------------------------------------------------------------------------------------------------------------------
       Net loss per common share-basic                     $      (0.46)       $      (0.72)      $      (0.97)      $      (2.58)
------------------------------------------------------------------------------------------------------------------------------------


Loss per common share-fully diluted:
Net loss from continuing operations                        $     (2,377)       $     (3,946)      $     (4,981)      $    (11,405)
Add: Gain from sale of discontinued operations                       --               1,044                 --              1,044
Less: Dividend on Series A Preferred Stock                           --                  --                 --               (262)
       Accretion on Series A Preferred Stock                         --                (282)                --               (564)
       Credit on exchange of Redeemable Convertible
          Preferred Stock                                            --                  --                 --                445
------------------------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)                $     (2,377)       $     (3,184)      $     (4,981)      $    (10,742)
===================================================================================================================================
Weighted average shares                                       5,120,000           4,431,000          5,119,000          4,168,000
Effect of dilutive options / warrants                                --                 --                  --                 --
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares-fully diluted (denominator)           5,120,000           4,431,000          5,119,000          4,168,000
------------------------------------------------------------------------------------------------------------------------------------
       Net loss per common share-diluted                   $      (0.46)       $      (0.72)      $      (0.97)      $      (2.58)
------------------------------------------------------------------------------------------------------------------------------------


      Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods ended June 30, 2000 and 1999 and, therefore, were not included in the calculation of fully diluted earnings per share.

H.    Subsequent Events


      Note Receivable

      Subsequent to June 30, 2000, the Company agreed with Strategic Technology Systems, Inc. ("STS") to accept a one-time lump sum payment of $1.6 million as full and complete settlement of the note receivable from STS. At the time the Company received the payment from STS, the note bore an outstanding principal balance of approximately $1,646,000 plus accrued interest of approximately $10,000. Accordingly, the Company will record a charge to income in the third quarter of 2000 of $56,000 for the conversion of the note receivable to cash.


      Series B Preferred Shares

      Subsequent to June 30, 2000, the holders of the Series B Preferred Stock converted 5,000 of their shares into 250,000 shares of Class A Common Stock. In addition, the Company purchased the remaining shares of Series B Preferred Stock, as well as 269,560 warrants to purchase Class A Common Stock, for approximately $1.1 million. As a result of these transactions, the Series B Preferred Stock will be eliminated, while the Shareholders' Equity section of the Company's balance sheet will be increased by approximately $17.9 million in the third quarter.


      The following Pro Forma Condensed Consolidated Balance Sheet presents the Company's Balance Sheet as if the subsequent events occurred as of June 30, 2000.

                                       Base Ten Systems, Inc. and Subsidiaries
                                  Pro Forma Condensed Consolidated Balance Sheet
                                                    (unaudited)
                                      (dollars in thousands, except par value)
                                                      Assets


                                                                                            June 30,
                                                                                              2000
                                                                                     -------------------
Current Assets:
   Cash and cash equivalents...................................................          $        3,221
   Accounts receivable, net....................................................                     884
   Current portion of notes receivable.........................................                      --
   Other current assets........................................................                     394
                                                                                     -------------------
         Total Current Assets..................................................                   4,499

Property, plant and equipment, net.............................................                   4,158
Note receivable................................................................                      --
Acquired intangible assets.....................................................                   4,308
Other assets...................................................................                     418
                                                                                     -------------------
         Total Assets                                                                    $       13,383
                                                                                     ===================


                          Liabilities, Redeemable Convertible Preferred Stock, Common Stock
                                          and Other Shareholders' Equity

Total Current Liabilities......................................................          $        4,168
Total Long-Term Liabilities....................................................                   3,327
Commitments and Contingencies

Series B Preferred Stock, $1.00 par value, issued and outstanding 0 shares at June
    30, 2000; aggregate liquidation value of $0 at June 30, 2000...............                      --

Common Stock and Other Shareholders' Equity:
   Class A Common Stock, $5.00 par value, 12,000,000 shares authorized; issued and
      outstanding 5,357,540 shares at June 30, 2000............................                  26,787

   Class B Common Stock, $5.00 par value, 400,000 shares authorized; issued and
      outstanding 12,623 shares at June 30, 2000...............................                      63
   Additional paid-in capital..................................................                  68,487
   Accumulated Deficit.........................................................                 (89,064)
   Accumulated other comprehensive gain (loss) ................................                    (104)
   Treasury Stock, 100,000 Class A Common Shares, at cost......................                    (281)
                                                                                     -------------------
         Total Common Stock and Other Shareholders' Equity.....................                   5,888
                                                                                     -------------------
         Total Liabilities, Redeemable Convertible Preferred Stock, Common Stock
         and Other Shareholders' Equity........................................          $       13,383
                                                                                     ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the period ended December 31, 1999, as amended for Base Ten Systems, Inc. and subsidiaries (the "Company" or "Base Ten").


Three Months ended June 30, 2000 compared with Three Months ended June 30, 1999


Continuing Operations


Revenues


      Company revenues decreased 22% to $0.8 million in the period ended June 30, 2000 as compared to $1.0 million in the period ended June 30, 1999. Revenues for the 2000 period were derived 5% from software licenses and enhancements, and 95% from services, installations and maintenance, compared to revenues for the 1999 period which were derived 15% from software licenses and enhancements and 85% from services, installations and maintenance. This decrease was due primarily to ongoing delays during 2000 in the delivery of the Company's BASE10(R)ME and BASE10(R)CS products.


Cost of Sales


      Cost of sales, which includes amortization of software development costs, decreased from $1.3 million in the period ended June 30, 1999 to $0.9 million in the 2000 period. The decrease is primarily due to lower amortization of capitalized software development costs in 2000 as a result of a write-off at December 31, 1999 of substantially all of the capitalized development costs for PHARMASYST(TM) and BASE10(R)ME.


Research and Development Costs


      Research and development costs decreased to $0.3 million in the quarter ended June 30, 2000 from $0.4 million in the quarter ended June 30, 1999, primarily due to reductions in the size of the Company's development staff.


Sales and Marketing Expenses


      Company sales and marketing expenses decreased in the 2000 period to $0.6 million from $1.5 million in the quarter ended June 30, 1999. This decrease was mainly due to decreases in human resource costs of $0.2 million, outside consulting services of $ 0.6 million and travel expenses of $ 0.1 million.


General and Administrative Expenses


      Company general and administrative expenses decreased in the 2000 period to $1.4 million from $1.9 million in the comparable 1999 period. The decrease in the 2000 period is primarily due to a reduction of $ 0.3 million in outside professional services and a reduction of $ 0.1 million of costs for funding the LLC.


Other Income or Expense


      Other income was approximately $0.1 million in the quarter ended June 30, 1999 as compared to $0.0 in the quarter ended June 30, 2000 due primarily to lower interest income earned in 2000 as a result of lower average cash balances.


Losses from Continuing Operations


      The Company incurred a loss from continuing operations of $2.4 million in the quarter ended June 30, 2000, compared to a $3.9 million loss from continuing operations for the quarter ended June 30, 1999. The decreased loss in the 2000 period was primarily due to reduced expenses totaling $1.9 million in the quarter ended June 30, 2000, partially offset by reduced revenues of $0.2 million. The expense reduction was primarily attributed to lower expenses in the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 of:
(1) costs of revenues of $0.4 million; (2) sales and marketing expenses of $0.9 million; and (3) general and administrative charges of $0.5 million.


Six Months ended June 30, 2000 compared with Six Months ended June 30, 1999


Continuing Operations


Revenues


      Company revenues decreased 33% to $1.8 million in the period ended June 30, 2000 as compared to $2.7 million in the period ended June 30, 1999. Revenues for the 2000 period were derived 9% from software licenses and enhancements, and 91% from services, installations and maintenance, compared to revenues for the 1999 period which were derived 29% from software licenses and enhancements and 71% from services, installations and maintenance. This decrease was due primarily to ongoing delays during 2000 in the delivery of the Company's BASE10(R)ME and BASE10(R)CS products.


Cost of Sales


      Cost of sales, which includes amortization of software development costs for PHARMASYST(TM) and BASE10(R)ME, decreased from $2.8 million in the period ended June 30, 1999 to $2.0 million in the 2000 period. The decrease is primarily due to lower amortization of capitalized software development costs in 2000 as a result of a write-off at December 31, 1999 of substantially all of the capitalized development costs for PHARMASYST(TM) and BASE10(R)ME.


Research and Development Costs


      Research and development costs decreased to $0.8 million in the quarter ended June 30, 2000 from $0.9 million in the quarter ended June 30, 1999 primarily due to reductions in the size of the Company's development staff.


Sales and Marketing Expenses


      Company sales and marketing expenses decreased in the 2000 period to $1.3 million from $3.0 million in the six months ended June 30, 1999. This decrease was mainly due to decreases in human resource costs of $0.2 million, outside consulting services of $1.2 million and travel expenses of $0.2 million.


General and Administrative Expenses


      Company general and administrative expenses decreased in the 2000 period to $2.6 million from $4.0 million in the comparable 1999 period. The decrease in the 2000 period is primarily due to a reduction of $ 1.1 million in outside professional services; and a reduction of $ 0.5 million of costs for funding the LLC.


Debt Conversion Costs


     Debt conversion costs in the 1999 period relate to a non-cash accounting charge of $3.5 million related to the conversion of the $10 million debenture in March 1999. The debenture was issued in August 1996 to Jesse L. Upchurch, who is currently a principal shareholder of the Company. The conversion, as a result of the modification of the conversion price from $50.00 to $20.00 (after adjustment for the reverse stock split in 1999), resulted in an issuance of 500,000 shares of the Company's Class A Common Stock (after adjustment for the reverse stock split), as compared to 800,000 shares which would have potentially been converted at the $50.00 price. This non-cash charge is arrived at by assigning a fair value to the additional 340,000 shares (after adjustment for the reverse stock split) issued by the Company as a result of the modification in conversion price. In addition, there was a charge of $0.1 million related to the March 1999 repricing of warrants issued to the agent of the debenture holder. This non-cash expense has no effect on cash flows or the Company's net tangible asset balance.


Other Income or Expense


      Other income or expense changed from income of $0.1 for the six months ended June 30, 1999 to expense of $0.1 million for the six months ended June 30, 2000. The change is due to lower interest income in 2000 caused by (1) lower cash balances in 2000 and (2) interest received in 1999 from a loan to Select Software Tools.


Losses from Continuing Operations


      The Company incurred a loss from continuing operations of $5.0 million in the six months ended June 30, 2000, compared to a $11.4 million loss for the six months ended June 30, 1999. The decreased loss in the 2000 period was primarily due to reduced operating expenses totaling $7.5 million in the six months ended June 30, 2000, partially offset by reduced revenues of $0.9 million. The expense reduction was primarily attributed to the non-cash accounting charge of $3.5 million related to the conversion of the $10 million debenture that took place in 1999 and lower expenses in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 of: (1) costs of revenues of $0.8 million;
(2) sales and marketing expenses of $1.7 million; and (3) general and administrative charges of $1.5 million.


Liquidity and Capital Resources


     The financial statements of Base Ten have been prepared on the basis that it will continue as a going concern. The Company has incurred significant operating losses and negative cash flows in recent years. At June 30, 2000, the Company did not meet certain criteria required for the continued listing of its Class A Common Stock (the "Class A Common Stock") on the NASDAQ SmallCap Market System which, unless the Company raises sufficient additional capital in the immediate future, could result in the Class A Common Stock being delisted from the NASDAQ SmallCap Market System. To increase the Company's net tangible assets, to help ensure the Company's compliance with NASDAQ listing requirements and to enable the Company to fund its operations through 2000, management is seeking the infusion of additional capital financing. If such efforts are not successful, there would be a material adverse effect on the Company's financial position and operations and its ability to continue as a going concern. These financial statements do not include any adjustments that could result therefrom.


      On May 11, 2000, the NASD notified the Company that it failed to meet the NASDAQ SmallCap Market System continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ SmallCap Market System $2.0 million minimum net tangible asset requirement, the $35.0 million minimum market capitalization requirement and its $0.5 million minimum net income requirement. In order to facilitate the NASD's review of the Company's eligibility for continued listing on the NASDAQ SmallCap Market System, the Company submitted its plan for achieving and sustaining compliance with all of the listing criteria. As of the date of this filing, the NASD has not notified the Company of the results of its review of the Company's plan for achieving and sustaining compliance with all of the listing criteria.


      On August 7, 2000, the NASD notified the Company that it has failed to maintain a minimum bid price of $1.00 as required for continued listing on the NASDAQ SmallCap Market System. If the Company is unable to demonstrate compliance with the minimum bid price rule on or before November 6, 2000, its Class A Common Stock will be delisted from the NASDAQ SmallCap Market System at the opening of business on November 8, 2000. The Company intends to appeal the NASD's determination to a NASDAQ Listing Qualifications Panel.


     Under the terms and conditions of the Company's Series B Redeemable Convertible Preferred Stock, $1.00 par value (the "Series B Preferred Stock"), an event causing the Class A Common Stock to be delisted from the NASDAQ SmallCap Market System could have had a material adverse effect on the Company's financial position. However, subsequent to June 30, 2000, the holders of the Series B Preferred Stock converted 5,000 of their shares into 250,000 shares of Class A Common Stock. In addition, the Company purchased the remaining shares of Series B Preferred Stock as well as 269,560 warrants to purchase Class A Common Stock for approximately $1.1 million. The combination of these transactions eliminated the Series B Preferred Stock. See Note H to the Consolidated Financial Statements for a description of this transaction.


      The Company's working capital decreased from $3.8 million to $0.5 million during the six months ended June 30, 2000. The Company had $2.7 million of cash at June 30, 2000, whereas the Company had $5.8 million of cash at December 31, 1999. The decrease in cash during the six months ended June 30, 2000 resulted primarily from the use of cash in operations of $3.5 million.


     Cash used in operations during 2000 has been affected primarily by the net loss of $5.0 million offset by non-cash depreciation and amortization charges of $1.2 million and an increase in total current liabilities of $0.5 million.


      On March 5, 1999, the Company's $10 million, 9.01% convertible debenture was converted into 2,500,000 shares (500,000 after adjustment for the reverse stock split) of Class A Common Stock, which increased shareholders' equity by approximately $9.6 million, including a non-cash charge of approximately $3.5 million. As a result of these debenture conversions, the Company realized an annual interest expense savings of approximately $1.3 million.


     On March 5, 1999, the outstanding shares of the Company's Series A Preferred Stock (the "Series A Preferred Stock") and certain warrants were exchanged for Series B Preferred Stock. As a result, approximately 15,203 shares of Series B Preferred Stock, with a principal amount of approximately $15,203,000 were exchanged for the outstanding shares of Series A Preferred Stock. In addition, 632,000 new warrants (126,400 after adjustment for the reverse stock split) were issued to Series B Preferred Shareholders, and 720,000 warrants (144,000 after adjustment for the reverse stock split) were issued to replace certain original warrants issued in December 1997. The Series B
Preferred Stock and warrants were recorded at December 31, 1999 at their estimated fair value of $19,004,000. The difference between this estimated fair value and the carrying value of the Series A Preferred Stock has been recorded as a debit to net loss available to common shareholders and accumulated deficit.


      The terms of the Series B Preferred Stock were similar to the terms of the Series A Preferred Stock, except that: (a) the Series B Preferred Stock had a conversion price of that number of shares determined by dividing the Mandatory Redemption Price, as defined in the terms of the Series B Preferred Stock, by $4.00 ($20.00 after adjustment for the September 1999 reverse stock split), whereas the conversion price of the Series A Preferred Stock was equal to the Mandatory Redemption Price divided by the lesser of (i) $16.25 or (ii) the Weighted Volume Average Price (as defined) of the Class A Common Stock prior to the conversion date limited to 3,040,000 shares (608,000 shares after adjustment for the September 1999 reverse stock split); (b) the Series B Preferred Stock did not provide the holder with the option to receive a subordinated 8% promissory note because of the elimination of the 3,040,000 share limitation (608,000 shares after adjustment for the September 1999 reverse stock split); and (c) the Series B Preferred Stock did not provide for a dividend payment based on the market price of the Class A Common Stock. As a result of the exchange of Series A Preferred Stock for Series B Preferred Stock, preferred stock dividends are no longer required to be paid by the Company.


      Prior to the Series B Conversion, the Series B Preferred Stock was convertible at any time or from time to time into Class A Common Stock at a conversion price of $4.00 ($20.00 after adjustment for the September 1999 reverse stock split).


     The Series B Preferred Stock was to mature on December 15, 2000. On the maturity date, the Company would have been obligated to redeem the outstanding Series B Preferred Stock at its Mandatory Redemption Price, which would have been the sum of the purchase price, accrued but unpaid dividends and other contingent payments as provided pursuant to the terms of the Series B Preferred Stock. The portion of the Mandatory Redemption Price constituting such other contingent payments would have been payable in cash, whereas the purchase price and accrued but unpaid dividends would have been payable in cash or common stock, at the option of the Company. If the Company elected to settle the redemption in Class A Common Stock, the Mandatory Redemption Price would have been 1.25 times the purchase price. The Company was accreting the carrying value of the Series B Preferred Stock to the purchase price and recognizing the accretion charges to retained earnings (accumulated deficit) over the period from issuance to maturity. However, since the Company was below the $2 million minimum net tangible assets, as defined, required for the continued listing of the Class A Common Stock on the NASDAQ SmallCap Market System at December 31, 1999 and remains below this requirement for the ongoing listing of the Class A Common Stock, the Company recorded the Series B Preferred Stock at its Redemption Price of $19.0 million and recorded corresponding charges to net loss available for common shareholders and accumulated deficit as of December 31, 1999.


     The Company is a shareholder in uPACS LLC (the "LLC"), a limited liability company which has developed a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. During 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business, and as a result, initiated a search for a potential buyer of the LLC and its technology. At December 31, 1998, the LLC had substantially exhausted its capital resources and, the operations of the LLC were funded by the Company during the search for a buyer. As of March 31, 2000, the Company ceased funding the LLC. Costs of funding the LLC during 2000 totaled less than $50,000. The Company intends to either sell its interest in the LLC or abandon the efforts to further develop its technology.


      The Company is continually monitoring and evaluating its selling, administrative and development functions with the intention of further streamlining operations and reducing operating expenses. The Company anticipates that decisions based on this evaluation may result in certain nonrecurring charges during 2000, but the extent of such charges is not yet quantifiable.


      During 2000, contracts to provide software and services to certain customers were terminated due to the Company's inability to meet delivery deadlines for version 3.2 of BASE10(R)ME which was caused by the substantial customization of the core product required for those projects. The termination of those contracts have allowed the Company to reallocate resources to other projects requiring less substantial customization. To reduce its dependence on the BASE10(R)ME and BASE10(R)CS products, the Company announced plans to more aggressively market the BASE10(R)ADLS, BASE10(R)ADMS and BASE10(R)FS products. The timely delivery of product to the Company's customers cannot be completely assured. The financial statements at December 31, 1999 and for the year then ended reflect the impact of the terminated contracts and concerns over the delivery of BASE10(R)ME and BASE10(R)CS.


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

                           Part II. Other Information


Item 4:         Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders was held on June 14, 2000.

     At the Annual Meeting, Stephen A. Cloughley and Edward Klinsport were elected as directors. Mr. Cloughley was elected to serve a three-year term and Mr. Klinsport was elected to serve a one-year term. The results of the shareholder vote are as follows:


           Proposal                          Class                      Votes For         Votes Withheld        Abstentions
           --------                          -----                      ---------         --------------        -----------
Election of                    Class A Common Stock                      2,990,393                7,963                  --
Stephen A. Cloughley           Class B Common Stock                          1,656                    5                  --
                               Series B Preferred Stock
                                    (as if converted to Class
                                    A Common Stock)                        243,761                   --                  --

Election of                    Class A Common Stock                      1,157,069            1,847,287                  --
William F. Hackett             Class B Common Stock                          1,656                    5                  --
                               Series B Preferred Stock
                                    (as if converted to Class
                                    A Common Stock)                        243,761                   --                  --

Election of                    Class A Common Stock                      2,232,203                   --                  --
Edward J. Klinsport            Class B Common Stock                             --                   --                  --
                               Series B Preferred Stock
                                    (as if converted to Class
                                    A Common Stock)                             --                   --                  --


    Directors whose terms of office continued following the Annual Meeting were Robert Hurwitz and John C. Rhineberger. A vote of shareholders was taken at the Annual Meeting on three proposals. The proposal to increase the authorized Class A Common Stock from 12 million shares to 27 million shares was approved by the shareholders. The proposals to amend the 1998 Stock Option and Stock Award Plan and to amend the 1998 Directors' Stock Option Plan were not approved by the shareholders. The results of the shareholder votes are as follows:

           Proposal                          Class                      Votes For         Votes Withheld        Abstentions
           --------                          -----                      ---------         --------------        -----------
Proposal to increase          Class A Common Stock                    2,236,915               19,943               5,466
Class A Common Stock          Class B Common Stock                        1,051                  105                 517
to 27 million shares          Series B Preferred Stock
                                   (as if converted to Class
                                   A Common Stock)                      243,761                   --                  --

Amendment to the 1998         Class A Common Stock                    1,113,249            1,850,840              34,266
Stock Option and Stock        Class B Common Stock                          889                  240                 532
Award Plan                    Series B Preferred Stock
                                  (as if converted to Class
                                   A Common Stock)                      243,761                   --                  --

Amendment to the 1998         Class A Common Stock                    1,107,532            1,856,518              34,306
Directors' Stock Option       Class B Common Stock                          884                  245                 532
Plan                          Series B Preferred Stock
                                   (as if converted to Class
                                   A Common Stock)                      243,761                   --                  --




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



Date:      August 14, 2000
                              Base Ten Systems, Inc.
                              (Registrant)




                              By:  STEPHEN A. CLOUGHLEY
                              ------------------------------------------
                                   Stephen A. Cloughley
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)





                              By:  WILLIAM F. HACKETT
                              ---------------------------------------
                                   William F. Hackett
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)