Form 10-Q
period 2000-09-30
BASE TEN SYSTEMS INC
filed 2000-11-21
CIK 10242

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended September 30, 2000              Commission File No. 0-7100

                             BASE TEN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

New Jersey                                                  22-1804206
------------------------                                -------------------
(State of incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

One Electronics Drive
Trenton, N.J.                                                           08619
----------------------------------------                             ---------
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


       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



          Title of Class                      Outstanding at November 7, 2000

Class A Common Stock, $5.00 par value                    5,358,209

Class B Common Stock, $5.00 par value                       12,623

                             Base Ten Systems, Inc.
                                And Subsidiaries
                                      Index





Part I.       Financial Information                                                                           Page

              Item 1: Financial Statements

              Consolidated Balance Sheets - September 30, 2000 (unaudited)
              and December 31, 1999.........................................................................    1

              Consolidated Statements of Operations - Three and nine months
              ended September 30, 2000 and 1999 (unaudited).................................................    2

              Consolidated Statements of Common Stock and Other Shareholders' Equity (Deficit) - Nine
              months ended September 30, 2000 (unaudited)....................................................   3

              Consolidated Statements of Cash Flows - Nine months ended
              September 30, 2000 and 1999 (unaudited).......................................................    4

              Notes to Consolidated Financial Statements....................................................    5

              Item 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................................................   9

              Item 3: Quantitative and Qualitative Disclosures About Market Risk ............................  12


Part II.      Other Information

              Item 6:    Exhibits and Reports on Form 8-K...................................................   13



Item 1.       Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                    (dollars in thousands, except par value)
                                     Assets

                                                                                         September 30,      December 31,
                                                                                             2000               1999
                                                                                         -----------------------------
Current Assets:
   Cash  and cash equivalents .................................................           $  1,612            $  5,843
   Accounts receivable, net ...................................................                 23                 559
   Current portion of notes receivable ........................................               --                   658
   Other current assets .......................................................                420                 441
   Current assets of discontinued operations ..................................                564                --
                                                                                         -----------------------------
        Total Current Assets ..................................................              2,619               7,501

Property, plant and equipment, net ............................................              3,197               4,564
Note receivable ...............................................................               --                 1,317
Acquired intangible assets ....................................................               --                 5,210
Other assets ..................................................................                 50                 485
Non current assets of discontinued operations .................................              3,307                --
                                                                                         -----------------------------
        Total Assets ..........................................................           $  9,173            $ 19,077
                                                                                         =============================


        Liabilities, Redeemable Convertible Preferred Stock, Common Stock
                    and Other Shareholders' Equity (Deficit)
Current Liabilities:
   Accounts payable ...........................................................           $    232            $    345
   Accrued expenses ...........................................................                792               1,770
   Deferred revenue ...........................................................               --                 1,423
   Current liabilities of discontinued operations .............................              1,371                --
   Current portion of financing obligation ....................................                151                 136
                                                                                         -----------------------------
        Total Current Liabilities .............................................              2,546               3,674
                                                                                         -----------------------------
Long-Term Liabilities:
   Financing obligation .......................................................              3,090               3,204
   Other long-term liabilities ................................................                194                 214
                                                                                         -----------------------------
        Total Long-Term Liabilities ...........................................              3,284               3,418
                                                                                         -----------------------------
Commitments and Contingencies

Series B Preferred Stock, $1.00 par value, issued and outstanding 15,203 shares at December 31, 1999; aggregate liquidation value of
   $15,203 at December 31, 1999 ...............................................               --                19,004
                                                                                         -----------------------------

Common Stock and Other Shareholders' Equity (Deficit):
   Class A Common Stock, $5.00 par value, 27,000,000 shares
      authorized; issued and outstanding 5,358,209 shares at September
      30, 2000 and 5,102,096 at December 31, 1999 .............................             26,790              25,510

   Class B Common Stock, $5.00 par value, 400,000 shares authorized; issued and outstanding 12,623 shares at September 30, 2000 and
      14,181 shares at December 31, 1999 ......................................                 63                  71
   Additional paid-in capital .................................................             68,485              63,527
   Accumulated deficit ........................................................            (91,619)            (95,754)
   Accumulated other comprehensive gain (loss) ................................                (95)                (92)
   Treasury Stock, 100,000 Class A Common Shares, at cost .....................               (281)               (281)
                                                                                         -----------------------------
        Total Common Stock and Other Shareholders' Equity (Deficit)  ..........              3,343              (7,019)
                                                                                         -----------------------------
        Total Liabilities, Redeemable Convertible Preferred Stock,
        Common Stock and Other Shareholders' Equity (Deficit) .................           $  9,173            $ 19,077
                                                                                         =============================

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
                  (dollars in thousands, except per share data)


                                                                   Three Months Ended                  Nine Months Ended
                                                           ---------------------------------    ---------------------------------
                                                              September 30,    September 30,      September 30,    September 30,
                                                                  2000             1999               2000             1999
                                                           ----------------------------------------------------------------------

 General and administrative expenses......................    $        947     $      1,484      $      3,355     $      5,401
 Non-cash debt conversion charge..........................              --               --                --            3,506
                                                           ----------------------------------------------------------------------
 Loss before other income (expense).......                            (947)          (1,484)           (3,355)          (8,907)
 Other income (expense), net..............................             (31)              57               152              260
                                                           ----------------------------------------------------------------------
 Net loss from continuing operations......................            (978)          (1,427)           (3,203)          (8,647)

 Discontinued operations:
 Gain (loss) from disposition of discontinued operations..          (1,077)              --            (1,077)           1,044
 Loss from discontinued operations........................            (547)          (1,953)           (3,302)          (6,138)
                                                           ----------------------------------------------------------------------
 Net loss from discontinued operations....................          (1,624)          (1,953)           (4,379)          (5,094)
                                                           ----------------------------------------------------------------------

 Net loss.................................................          (2,602)          (3,380)           (7,582)         (13,741)

 Less: Dividends on Redeemable Convertible
               Preferred Stock............................              --               --                --             (262)
       Accretion on Redeemable Convertible
               Preferred Stock............................              --             (396)               --             (960)
       Credit on exchange of Redeemable Convertible
               Preferred Stock............................              --               --                --              445
       Gain on redemption of Series B Preferred Stock.....          11,717               --            11,717               --
                                                           ----------------------------------------------------------------------
 Net income (loss) available for common shareholders......    $      9,115     $     (3,776)     $      4,135     $    (14,518)
                                                           ======================================================================

 Basic and diluted net income (loss) per share:
       Continuing operations..............................    $       2.06     $      (0.36)     $       1.65     $      (2.11)
       Discontinued operations............................           (0.31)           (0.39)            (0.85)           (1.14)
                                                           ----------------------------------------------------------------------
 Net income (loss) per share..............................    $       1.75     $      (0.75)     $       0.80     $      (3.25)
                                                           ======================================================================

 Weighted average common shares outstanding - basic
      and diluted.....................................           5,221,000        5,054,000         5,153,000        4,463,000
                                                           ----------------------------------------------------------------------

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
Consolidated Statements of Common Stock and Other Shareholders' Equity (Deficit)
                                   (unaudited)
                             (dollars in thousands)


                            Class A             Class B                                                                   Total
                          Common Stock        Common Stock                                             Treasury Stock     Common
                                                                                                                        Stock and
                                                                                         Accumulated                      Other
                                                               Additional                  Other                       Shareholders'
                                                                Paid-In    Accumulated  Comprehensive                     Equity
                       Shares     Amount     Shares    Amount   Capital      Deficit        Loss       Shares    Amount  (Deficit)
---------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1999     5,102,096   $25,510    14,181   $    71   $ 63,527    $(95,754)    $   (92)    (100,000)  $(281)    $(7,019)
==================================================================================================================================
Conversions:
   Common B to                                                                                             --
   Common A               2,341        12    (1,558)       (8)       (4)         --           --                    --        --
   Preferred B to                                                                                          --
   Common A             250,000     1,250        --        --     5,000          --           --                    --     6,250
Issuance of
Common Stock:
   Purchase of                                                                                             --
   Warrants                  --        --        --        --       (27)         --           --                    --       (27)
   Employee stock                                                                                          --
   purchase plan          3,772        18        --        --       (11)         --           --                    --         7
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive
 Income (Loss):
   Net loss                  --        --        --        --        --      (7,582)          --           --       --    (7,582)
   Unrealized loss on                                                                                      --
   securities
   available
   for sale                  --        --        --        --        --          --           (3)                   --        (3)
   Gain on redemption                                                                                      --
   of Series B
   Preferred Stock           --        --        --        --        --      11,717           --                    --    11,717
                     ------------------------------------------------------------------------------------------------------------
Total Comprehensive
Income (Loss)                --        --        --        --        --       4,135           (3)          --       --     4,132
---------------------------------------------------------------------------------------------------------------------------------
Balance at
September 30, 2000    5,358,209  $ 26,790    12,623  $     63  $ 68,485    $(91,619)     $   (95)    (100,000)   $(281)  $ 3,343
==================================================================================================================================


               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                                    Nine Months       Nine Months
                                                                       Ended             Ended
                                                                   September 30,     September 30,
                                                                        2000             1999
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
         Net loss.............................................       $     (7,582)    $    (13,741)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
         Net loss from discontinued operations................              3,302               --
         (Gain) loss on disposition of discontinued operations              1,077           (1,044)
         Depreciation and amortization........................                424            2,537
         Non-cash debt conversion charge......................                 --            3,506
         Deferred gain on sale of building....................                (20)              (5)
         Bad debt expense.....................................                 --              120
         Loss on disposition of assets........................                 46               --
Changes in operating assets and liabilities:
         Accounts receivable..................................                (23)             167
         Other current assets.................................                (52)             185
         Other assets.........................................                  2              500
         Accounts payable, accrued expenses and deferred revenue           (1,091)          (1,786)
-----------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities.........................             (3,899)          (9,561)
-----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
         Proceeds from note receivable........................              1,929               --
         Additions to property, plant and equipment...........                 --             (281)
         Acquisition of Almedica, net of cash required........                 --              (66)
-----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities...........              1,929             (347)
-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
         Repayment of amounts borrowed........................                (99)             (43)
         Proceeds from issuance of common stock...............                  6               66
         Conversion and repurchase of Series B Preferred Stock             (1,063)              --
-----------------------------------------------------------------------------------------------------
Net Cash (Used in) provided by Financing Activities...........             (1,156)              23
-----------------------------------------------------------------------------------------------------
Cash Flows from Discontinued Operations:
         Net cash used in operating activities................             (1,093)              --
         Proceeds from sale of discontinued operations........                 --            1,044
-----------------------------------------------------------------------------------------------------
Net Cash used in Discontinued Operations......................             (1,093)           1,044
-----------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash.......................                (12)             (57)
-----------------------------------------------------------------------------------------------------
Net (Decrease)/Increase In Cash...............................             (4,231)          (8,898)
Cash, beginning of period.....................................              5,843           17,437
-----------------------------------------------------------------------------------------------------
Cash, end of period...........................................       $      1,612     $      8,539
-----------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for interest.............       $        366     $        520




               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 2000
                                   (Unaudited)


A.   Basis of Presentation and Liquidity

     The financial statements of Base Ten Systems, Inc. and subsidiaries (the "Company" or "Base Ten") have been prepared on the basis that its current operations will be discontinued. The Company has incurred significant operating losses and negative cash flows in recent years. In October 2000, the Company announced it will pursue a new business direction in contract manufacturing for various industries. In conjunction with this strategy, the Company will seek to dispose of its operations as a supplier of software for managing clinical trials. The assets and liabilities associated with the software operations have been adjusted to reflect their expected value upon disposition.

     On May 11, 2000, the NASD notified the Company that it failed to meet the NASDAQ SmallCap Market System continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ SmallCap Market System $2.0 million minimum net tangible asset requirement, the $35.0 million minimum market capitalization requirement and its $0.5 million minimum net income requirement. In order to facilitate the NASD's review of the Company's eligibility for continued listing on the NASDAQ SmallCap Market System, the Company submitted its plan for achieving and sustaining compliance with all of the listing criteria. On September 7, 2000, the NASD notified the Company that, as a result of the elimination of the Company's Series B Preferred Stock, Base Ten was deemed to be in compliance with the minimum net tangible asset requirement.

     On August 7, 2000, the NASD notified the Company that it has failed to maintain a minimum bid price of $1.00 as required for continued listing on the NASDAQ SmallCap Market System. On November 6, 2000, the Company requested a hearing before a NASDAQ Listing Qualifications Panel to appeal the NASD's determination to delist the Company's Class A Common Stock from the NASDAQ SmallCap Market System. The hearing is scheduled for December 8, 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the financial statements are reflected in the accompanying statements.

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

B.   Description of Business

     Base Ten was founded in 1966 and became publicly traded in 1968. Through its earlier history, the Company's focus was designing and producing safety critical products for defense and space programs through its Government Technology Division ("GTD"). As the "cold war" came to an end, management recognized that declines in U.S. and international defense spending required that Base Ten develop commercial lines of business. As an outgrowth of strategic planning work begun in 1990, management began looking at new business lines leveraging its experience in developing safety critical technology applications.

     Since 1994, the Company has been a developer, manufacturer and marketer of computer software systems that assist manufacturers in industries regulated by the Food and Drug Administration ("FDA"). The Company's software systems aided customers in complying with FDA current Good Manufacturing Practice ("cGMP") guidelines, and improve their overall productivity by automating certain manual processes (the "MES business"). In 1999, Base Ten acquired from Almedica International, Inc. a suite of software systems to assist clinical specialists in managing supplies for clinical trials (the "clinical software business").

     The GTD was sold to Strategic Technology Systems, Inc. in 1997. On October 10, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with ABB Automation, Inc. under which certain assets and liabilities of the MES business were sold for $2.0 million. Under the Agreement, the Company is precluded from competing in the MES business, as defined by the Agreement. On October 27, 2000, the Company announced that it will pursue a new direction as a contract manufacturer to various industries. The Company has commenced a search for a purchaser of the clinical software business.

     The Company owns a minority interest in uPACs LLC (the "LLC"), which developed and marketed an ultrasound picture archiving communications system that digitizes, records and stores images on CD-ROM as an alternative to film and video storage. The LLC ceased operations in the first quarter of 2000.

C.   Summary of Significant Accounting Policies

     Risks and Uncertainties - The Company has operated for several years in the software industry, which is highly competitive and rapidly changing. The Company has had a history of significant losses from operations and is subject to all of the risks inherent in a technology business, including but not limited to: claims by current and former customers for contractual or other unfulfilled commitments, potential for significant technological changes in the industry or customer requirements, potential for emergence of competitive products with new capabilities or technologies, ability to manage future growth, ability to attract and retain qualified employees, dependence on key personnel, limited senior management resources, protection of intellectual property rights and potentially long sales and implementation cycles. Additionally, the Company is subject to the risks, as a contract manufacturer, of obtaining and fulfilling manufacturing projects and attracting and retaining qualified management and staff.

     Reliance on Estimates - The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the allowance for doubtful accounts receivable, the total costs to be incurred under software license agreements requiring significant customizations or modifications, reserves for claims by customers for contractual or other unfulfilled commitments, the useful lives of capitalized computer software costs, the deferred tax asset valuation reserves and the disposition value of assets and liabilities to be disposed of. Actual costs and results could differ from these estimates.

D.   Acquisitions


     Almedica Technology Group Acquisition - On June 11, 1999, the Company acquired all of the outstanding stock of Almedica Technology Group Inc., a wholly-owned subsidiary of Almedica International, Inc. Simultaneous with the closing of the transaction, the subsidiary, which develops and distributes clinical studies software for the pharmaceutical industry, was renamed BTS Clinical, Inc. and has since been renamed Activ NetSciences, Inc. The stock of the subsidiary was acquired in exchange for 3,950,000 shares of Class A Common Stock (790,000 shares after adjustment for the September, 1999 reverse stock split). At the time of the purchase, the Class A Common Stock traded for $0.90625 per share ($4.53125 after adjustment for the September, 1999 reverse stock split).

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

     Acquired Intangible Assets - As a result of the Company's disposal of the MES business in October 2000 and the decision to dispose of the clinical supplies business, acquired intangible assets were written down to expected disposition value. Accumulated amortization related to the acquired intangibles at September 30, 2000 and December 31, 1999 was $3,774,000 and $1,606,000, respectively.

E.   Redeemable Convertible Preferred Stock

     In July 2000, the holders of the Series B Preferred Stock converted 5,000 of their shares into 250,000 shares of Class A Common Stock. In addition, the Company purchased the remaining shares of Series B Preferred Stock, as well as 269,560 warrants to purchase Class A Common Stock, for approximately $1.1 million. As a result of these transactions, the Series B Preferred Stock was eliminated, the Shareholders' Equity section of the Company's balance sheet increased by approximately $17.9 million and a gain of $11.7 million on the redemption of Series B Preferred Stock was recorded.

F.   Net Income (Loss) Per Share


     The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. The following is a reconciliation of the numerators and denominators used to calculate income (loss) per share in the Consolidated Statements of Operations (in thousands, except share and per share data):



------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                Nine Months Ended
                                                 September 30,    September 30,    September 30,   September 30,
                                                      2000             1999            2000            1999
------------------------------------------------------------------------------------------------------------------
Income (loss) per common share-basic:
Net loss from continuing operations               $      (978)     $    (1,427)     $    (3,203)    $    (8,647)
Add: Loss from discontinued operations                   (547)          (1,953)          (3,302)         (6,138)
      Gain (loss) from disposition of
        discontinued operations                        (1,077)              --           (1,077)          1,044
      Dividend on Series A Preferred Stock                 --               --               --            (262)
      Accretion on Series A Preferred Stock                --             (396)              --            (960)
      Credit on exchange of
        Redeemable                                         --               --               --             445
        Convertible Preferred Stock
      Gain on redemption of Series B Preferred
        Stock                                          11,717               --           11,717              --
------------------------------------------------------------------------------------------------------------------
Net income (loss) to common shareholders
(numerator)                                       $     9,115      $    (3,776)     $     4,135     $   (14,518)
------------------------------------------------------------------------------------------------------------------
Weighted average shares - basic (denominator)       5,221,000        5,054,000        5,153,000       4,463,000
------------------------------------------------------------------------------------------------------------------
      Net income (loss) per common share-basic    $      1.75      $     (0.75)     $      0.80     $     (3.25)
------------------------------------------------------------------------------------------------------------------

Loss per common share-fully diluted:
Net loss from continuing operations               $      (978)     $    (1,427)     $    (3,203)    $    (8,647)
Add: Loss from discontinued operations                   (547)          (1,953)          (3,302)         (6,138)
      Gain (loss) from disposition of
        discontinued operations                        (1,077)              --           (1,077)          1,044
      Dividend on Series A Preferred Stock                 --               --               --            (262)
      Accretion on Series A Preferred Stock                --             (396)              --            (960)
      Credit on exchange of
        Redeemable                                         --               --               --             445
        Convertible Preferred Stock
      Gain on redemption of Series B Preferred
        Stock                                          11,717               --           11,717              --
------------------------------------------------------------------------------------------------------------------
Net income (loss) to common shareholders
(numerator)                                       $     9,115      $    (3,776)     $     4,135     $   (14,518)
------------------------------------------------------------------------------------------------------------------
Weighted average shares                             5,221,000        5,054,000        5,153,000       4,463,000
Effect of dilutive options / warrants                      --              --                --              --
------------------------------------------------------------------------------------------------------------------
Weighted average shares-fully diluted               5,221,000        5,054,000        5,153,000       4,463,000
(denominator)
------------------------------------------------------------------------------------------------------------------
      Net income (loss) per common
        share-diluted                             $      1.75      $     (0.75)     $      0.80     $     (3.25)
------------------------------------------------------------------------------------------------------------------

     Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods ended September 30, 2000 and 1999 and, therefore, were not included in the calculation of fully diluted earnings per share.

G.   Subsequent Events


     On October 10, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with ABB Automation Inc. ("ABB"). Under the terms of the Agreement, ABB purchased the assets relating to the Company's BASE10(R)ME, BASE10(R)CS and BASE10(R)FS product lines for $2.0 million. Assets transferred to ABB as part of the transaction include patents, copyrights, trademarks and tradenames, data, contracts, accounts receivable, employees, equipment and software deployed in the Company's MES business.


     On October 27, 2000, the Company announced that it will pursue a new business direction as a contract manufacturer to various industries. Base Ten is seeking a buyer of its clinical software business and to dispose of its facilities in Trenton, New Jersey, California and Belgium. The assets and liabilities of the Company's software operations have been adjusted as of the balance sheet date to reflect their estimated disposition value and are represented in the balance sheet as follows:

                                                                  September 30,
                                                                       2000
                                                                 --------------
Current assets of discontinued operations:
   Accounts receivable, net...................................           563
   Other current assets.......................................             1
                                                                 -----------
        Total current assets of discontinued operations.......           564
                                                                 -----------

Non current assets of discontinued operations:
   Property, plant and equipment, net.........................           158
   Acquired intangible assets.................................         2,826
   Other assets...............................................           323
                                                                 -----------
        Total non current assets of discontinued operations...         3,307
                                                                 -----------

Current liabilities of discontinued operations:
   Deferred revenue...........................................         1,371
                                                                 -----------
        Total current liabilities of discontinued operations..         1,371
                                                                 -----------




     As a result of the decision to dispose of the software operations, the Company recorded an estimated loss on the disposition of discontinued operations of $1,077,000 in the third quarter of 2000.


     The following is the Company's results of operations for its discontinued product lines for the three and nine months ended September 30, 1999 and 2000:

                                                       Three Months Ended                    Nine Months Ended
                                               ----------------------------------     -------------------------------
                                                  September 30,   September 30,       September 30,     September 30,
                                                     2000             1999                2000              1999
                                               ----------------------------------------------------------------------

 License and related revenue..................    $       --       $     245          $      159       $    1,015
 Services and related revenue.................           566           1,509               2,174            3,424
                                               -------------------------------------------------------------------
                                                         566           1,754               2,333            4,439

 Cost of revenues.............................           351           1,374               2,369            4,139
 Research and development.....................           202             340                 989            1,235
 Selling and marketing........................           460           1,794               1,732            4,753
 General and administrative...................           100             199                 545              450
                                               -------------------------------------------------------------------
                                                       1,113           3,707               5,635           10,577

                                               -------------------------------------------------------------------
 Loss from discontinued operations............    $      547       $   1,953          $    3,302       $    6,138
                                               ===================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the AnnualReport on Form 10-K for the period ended December 31, 1999, as amended, for Base Ten Systems, Inc. and subsidiaries (the "Company" or "Base Ten").

Three Months ended September 30, 2000 compared with Three Months ended September 30, 1999

Continuing Operations

Revenues

     The Company had no revenue from continuing operations during the three month periods ended September 30, 1999 and 2000.

Cost of Sales

     The Company had no costs of sales from continuing operations during the three month periods ended September 30, 1999 and 2000.

Research and Development Costs

     The Company had no research and development costs from continuing operations during the three month periods ended September 30, 1999 and 2000.

Sales and Marketing Expenses

     The Company had no sales and marketing costs from continuing operations during the three month periods ended September 30, 1999 and 2000.

General and Administrative Expenses

     The Company's general and administrative expenses decreased in the 2000 period to $0.9 million from $1.5 million in the comparable 1999 period. The decrease in the 2000 period is primarily due to a reduction of $0.6 million in outside professional services.

Other Income or Expense

     Other expense was approximately $31,000 in the quarter ended September 30, 2000 compared to other income of approximately $57,000 in the quarter ended September 30, 1999, due primarily to lower interest income earned in 2000 as a result of lower average cash balances.

Losses from Continuing Operations

     The Company incurred a loss from continuing operations of $1.0 million in the quarter ended September 30, 2000, compared to a $1.4 million loss from continuing operations for the quarter ended September 30, 1999. The decreased loss in the 2000 period was primarily due to a reduction of $0.6 million in general and administrative expenses in the quarter ended September 30, 2000.


Losses from Discontinued Operations


     The Company incurred a loss from discontinued operations of $0.5 million in the three months ended September 30, 2000, compared to a $2.0 million loss from discontinued operations for the three months ended September 30, 1999. The decreased loss in the 2000 period was primarily due to reduced expenses totaling $2.6 million in the three months ended September 30, 2000, partially offset by reduced revenues of $1.2 million. The expense reduction was primarily attributed to lower expenses in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 of: (1) costs of revenues of $1.0 million; (2) research and development costs of $0.1 million; (3) sales and marketing expenses of $1.3 million; and (4) general and administrative charges of $0.1 million.

Nine Months ended September 30, 2000 compared with Nine Months ended September 30, 1999

Continuing Operations

Revenues

     The Company had no revenue from continuing operations during the nine month periods ended September 30, 1999 and 2000.

Cost of Sales

     The Company had no costs of sales from continuing operations during the nine month periods ended September 30, 1999 and 2000.

Research and Development Costs

     The Company had no research and development costs from continuing operations during the nine month periods ended September 30, 1999 and 2000.

Sales and Marketing Expenses

     The Company had no sales and marketing costs from continuing operations during the nine month periods ended September 30, 1999 and 2000.

General and Administrative Expenses

     Company general and administrative expenses decreased in the 2000 period to $3.4 million from $5.4 million in the comparable 1999 period. The decrease in the 2000 period is primarily due to a reduction of $1.8 million in outside professional services.

Debt Conversion Costs

     Debt conversion costs in the 1999 period relate to a non-cash accounting charge of $3.5 million from the conversion of a $10 million debenture in March 1999. The debenture was issued in August 1996 to Jesse L. Upchurch, a principal shareholder of the Company. A result of the modification of the conversion price from $50.00 to $20.00 (after adjustment for the reverse stock split in 1999), the conversion resulted in an issuance of 500,000 shares of Class A Common Stock (after adjustment for the reverse stock split), compared to 800,000 shares that would have potentially been converted at the $50.00 price. This non-cash charge is arrived at by assigning a fair value to the additional 340,000 shares (after adjustment for the reverse stock split) issued by the Company as a result of the modification in conversion price. In addition, there was a charge of $0.1 million related to the March 1999 re-pricing of warrants issued to the agent of the debenture holder. This non-cash expense had no effect on cash flows or the Company's net tangible asset balance.

Other Income or Expense

     Other income was approximately $0.3 million in the nine months ended September 30, 1999 as compared to $0.2 in the nine months ended September 30, 2000 due primarily to lower interest income earned in 2000 as a result of lower average cash balances.

Losses from Continuing Operations

     The Company incurred a loss from continuing operations of $3.2 million in the nine months ended September 30, 2000 compared to a loss from continuing operations of $8.6 million for the nine months ended September 30, 1999. The decreased loss in the 2000 period was primarily due to a reduction of $2.0 million in general and administrative expenses and a non-cash debt conversion charge in 1999 of $3.5 million.

Losses from Discontinued Operations

     The Company incurred a loss from discontinued operations of $3.3 million in the nine months ended September 30, 2000 compared to a $6.1 million loss from discontinued operations for the nine months ended September 30, 1999. The decreased loss in the 2000 period was primarily due to reduced expenses totaling $5.0 million in the nine months ended September 30, 2000, partially offset by reduced revenues of $2.1 million. The expense reduction was primarily attributable to lower expenses in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 of: (1) costs of revenues of $1.8 million; (2) research and development costs of $0.2 million and (3) sales and marketing expenses of $3.1 million.

Liquidity and Capital Resources

     The financial statements of Base Ten have been prepared on the basis that its current operations will be disposed. The Company has incurred significant operating losses and negative cash flows in recent years. In October 2000, the Company announced it will pursue a new business direction in contract manufacturing for various industries. In conjunction with this strategy, the Company will seek to dispose of its operations as a supplier of software for managing clinical trials. The assets and liabilities associated with the software operations have been adjusted to reflect their expected value upon disposition.

     On May 11, 2000, the NASD notified the Company that it failed to meet the NASDAQ SmallCap Market System continued listing criteria. The NASD specifically inquired about the Company's ability to meet the NASDAQ SmallCap Market System $2.0 million minimum net tangible asset requirement, the $35.0 million minimum market capitalization requirement and its $0.5 million minimum net income requirement. In order to facilitate the NASD's review of the Company's eligibility for continued listing on the NASDAQ SmallCap Market System, the Company submitted its plan for achieving and sustaining compliance with all of the listing criteria. On September 7, 2000, the NASD notified the Company that, as a result of the elimination of the Company's Series B Preferred Stock, Base Ten was deemed to be in compliance with the minimum net tangible asset requirement.

     On August 7, 2000, the NASD notified the Company that it has failed to maintain a minimum bid price of $1.00 as required for continued listing on the NASDAQ SmallCap Market System. On November 6, 2000, the Company requested a hearing before a NASDAQ Listing Qualifications Panel to appeal the NASD's determination to delist the Company's Class A Common Stock from the NASDAQ SmallCap Market System. The hearing is scheduled for December 8, 2000.

     In July 2000, the holders of the Series B Preferred Stock converted 5,000 of their shares into 250,000 shares of Class A Common Stock. In addition, the Company purchased the remaining shares of Series B Preferred Stock, as well as 269,560 warrants to purchase Class A Common Stock, for approximately $1.1 million. As a result of these transactions, the Series B Preferred Stock was eliminated, and the Shareholders' Equity section of the Company's balance sheet increased by approximately $17.9 million.

     On October 10, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with ABB Automation Inc. ("ABB"). Under the terms of the Agreement, ABB purchased the assets relating to the Company's BASE10(R)ME, BASE10(R)CS and BASE10(R)FS product lines for $2.0 million. Assets transferred to ABB as part of the transaction include patents, copyrights, trademarks and tradenames, data, contracts, accounts receivable, employees, equipment and software deployed in the Company's MES business.

     On October 27, 2000, the Company announced that it will pursue a new business direction as a contract manufacturer to various industries. Base Ten is seeking a buyer of its clinical software business and to dispose of its facilities in Trenton, New Jersey, California and Belgium. The Company anticipates that the closing of office facilities may result in certain nonrecurring charges, but the extent of the charges is not yet quantifiable.

     The Company is a minority owner of uPACS LLC, a limited liability company that has developed a system for archiving ultrasound images with networking, communication and off-line measurement capabilities. During 1998, the Company determined that it did not have the required resources to devote to both its core manufacturing execution software business and the uPACS(TM) business. As a result, it initiated a search for a potential buyer of the LLC and its technology. At December 31, 1998, the LLC had substantially exhausted its capital resources, and the operations of the LLC were funded by the Company during the search for a buyer. As of March 31, 2000, the Company ceased funding the LLC. Costs of funding the LLC during 2000 totaled less than $50,000. The Company intends to either sell its interest in the LLC or abandon the efforts to further develop its technology.

     The Company's working capital decreased from $3.8 million to $0.1 million during the nine months ended September 30, 2000. The Company had $1.6 million of cash at September 30, 2000, whereas the Company had $5.8 million of cash at December 31, 1999. The decrease in cash during the nine months ended September 30, 2000 resulted primarily from the use of cash in operations totaling $3.9 million.

     Cash used in operations during 2000 has been affected primarily by the net loss of $7.6 million and the decrease in current liabilities of $1.1 million, partially offset by losses from discontinued operations of $4.4 million and non-cash depreciation and amortization charges of $0.4 million.


Forward Looking Statement

     The foregoing contains "forward-looking information" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by such forward-looking terminology as "may," "will," "believe," "anticipate," "expect," or similar words or variations thereof. Such forward-looking statements involve certain significant risks and uncertainties. Important factors that Base Ten believes may cause actual results to differ materially from such forward-looking statements are discussed in the "Risk Factors," "Business" and "MD&A" sections of the company's current S-3 registration statements and annual and quarterly reports on file with the Securities and Exchange Commission. Additional risk factors include the effectiveness of software and the ability of software to operate without "bugs" in the technology and acceptance of the release by customers and actual rollout. In assessing such forward-looking statements, investors are urged to read carefully those reports and other filings. Base Ten does not undertake to publicly update or revise its forward-looking statements, even if experience or future changes indicate that any such results or event (expressed or implied) will not be realized.




Item 3:       Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           Part II. Other Information


Item 6:      Exhibits and Reports on Form 8-K

          (a)   Exhibits - (27) Financial Data Schedule (Edgar filing only).

          (b)   Reports on Form 8-K

     o Current Report on Form 8-K dated October 10, 2000 filed on October 24, 2000 reporting Base Ten Systems, Inc.'s sale of certain assets and liabilities relating to its MES business to ABB Automation, Inc.

     o Current Report on Form 8-K dated October 27, 2000 filed on November 3, 2000 reporting Base Ten Systems, Inc.'s changes in the Board of Directors and strategic shift into contract manufacturing.

     o Current Report on Form 8-K dated October 31, 2000 filed on November 6, 2000 reporting Base Ten Systems, Inc.'s change in independent accountants.

                                   Signatures


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    November 21, 2000
                                       Base Ten Systems, Inc.
                                        (Registrant)




                                      By: Edward J. Klinsport
                                          --------------------------------------
                                          Edward J. Klinsport
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)





                                      By: Kenneth W. Riley
                                          --------------------------------------
                                          Kenneth W. Riley
                                          Chief Financial Officer
                                          (Principal Financial Officer)