Form 10KSB
period 2000-12-31
BASE TEN SYSTEMS INC
filed 2001-04-02
CIK 10242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 2000           Commission File No. 0-7100
                                                                          ------
                             BASE TEN SYSTEMS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                               22-1804206
- --------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

528 Primrose Court
Belle Mead, New Jersey                                             08502
- ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (908) 359-1867
                                                           --------------

           Securities registered pursuant to Section 12(g) of the Act:

                                                              Outstanding at
        Title of each class                                   March 12, 2001
       --------------------                                   --------------
       Class A Common Stock                                      5,338,812
       Class B Common Stock                                         12,623

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-KSB or any amendments to this Form 10-KSB (X).

As of March 16, 2001, 5,338,812 shares of Class A Common Stock and 12,623 shares of Class B Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $210,000 and $1,000, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Certain portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I.

Item 1.  Business

Overview

         Founded in 1966, Base Ten Systems, Inc. (the "Company" or "Base Ten") was engaged for its first quarter century in software development and contract manufacturing for defense and aerospace markets. With the decline of defense spending in the 1990s, the Company sought to leverage its experience in safety critical technology for regulated markets by developing software applications for the pharmaceutical manufacturing, medical device and other regulated industries. Base Ten ultimately established separate divisions for its government technology ("GTD") and medical technology ("MTD") operations to address distinct challenges in those sectors.

         In retrospect, the Company's efforts to diversify through MTD operations compounded the downturn in its financial performance since the mid-1990s. Beginning in 1996, Base Ten incurred substantial losses as declining GTD sales were increasingly outpaced by product development and marketing expenses from MTD operations. In 1997, the Company sold all of its GTD assets to Strategic Technology Systems, Inc. ("STS") and restructured its management as part of a strategy to concentrate primarily on manufacturing execution systems ("MES") and clinical trials tracking software ("Clinical Software") for the pharmaceutical industry, both though internal development and acquisitions. Difficulties in bringing these products to market contributed to the Company's operating losses aggregating $48.5 million during the last three years.

         In October 2000, Base Ten sold the assets associated with its MES business. Later that month, the Company announced plans to dispose of its Clinical Software assets and pursue revenue generating or strategic opportunities in less developmental markets, initially focusing on contract manufacturing of electronic equipment or components. The Company also realigned its board of directors and revamped its management team to implement the planned redirection of its business.

          The sale of the Company's MES assets included rights to its existing corporate name. The Company's board of directors believes that changing the corporate name to "Prime Manufacturing Systems Corp." will contribute to the Company's efforts to distinguish itself in the contract manufacturing industry and attain greater name recognition. The proposed name change will be recommended for approval by the Company's shareholders at its forthcoming annual shareholders meeting.

Discontinued Operations

         MES Products Base Ten established its MTD to develop comprehensive software solutions for regulated manufacturing industries in the healthcare sector. The Company focused on MES solutions as a means to address the increasing pressure on healthcare industry participants to manage costs. The pharmaceutical industry in particular presented a compelling market for MES as a software solution for reducing the costs of complying with Food and Drug Administration ("FDA") regulations as well as reducing paperwork, human error and the time required to review, approve and analyze batch processing records.

         MES are software programs designed to create conformity in a production sequence by defining the elements of each production step. MES essentially institutes a checklist to be followed, defining the raw material inputs, equipment operating instructions and procedures required for maintaining consistency in an end product. Historically, manufacturers used paper forms that follow a batch through the production sequence, requiring signatures to verify that defined procedures were followed. Paper-based processes are susceptible to human error, leading to an increased possibility of corrupted batches. Because the production of pharmaceuticals effects health and safety, the production process demands a high degree of control to decrease the possibility of adulterated end products.

         The Company's first MES product was BASE10(R)ME, designed and initially marketed as a standard application to provide electronic controls and monitors for pharmaceutical production. When integrated with the legacy systems in place for controlling a batch manufacturing process, BASE10(R)ME and subsequent offerings satisfied the goal of providing documented verification both for customers and FDA inspectors that the customer's manufacturing process complies with predefined specifications for production of a consistent product in each batch. Despite success in meeting that objective, the Company encountered difficulties in satisfying the equally important but more complex goal of standardizing its product to interface with the wide variety of legacy computer systems deployed in pharmaceutical manufacturing facilities. The resources and production interruptions required for customizing MES interfaces with diverse legacy systems presented considerable obstacles both to Base Ten and its MES customers.

         To address this challenge, the Company devoted substantial resources to refine its MES offerings for operation on a standard PC-based network using a distributed Windows(TM) client-server architecture. Base Ten also sought to expand its offerings to work with other operating systems through a 1998 acquisition of UNIX-based MES technology from Consilium, Inc. The goals for both offerings were scalability and ease of implementation in a single operation, department or across an entire enterprise.

         For use in the pharmaceutical manufacturing environment, any new system must undergo validation in accordance with defined procedures determining its fitness for use in that environment. Validation under FDA standards requires that project implementation be documented and tested as a complete, installed system. To satisfy these standards, the Company's MES projects were implemented using its core functionality and then configured, customized, documented and tested to meet the overall requirements of the particular program. This approach reduced the need to include an extensive list of special functions in the core product.

         The Company's efforts to provide a migration path for its offerings failed to solve all of the complex hurdles to MES integration with customer legacy systems. As a result of technological complexities requiring substantial interface customization for one of the Company's major MES customers, Base Ten was unable to meet delivery deadlines for a BASE10(R)ME project, resulting in the customer's termination of the project during the first quarter of 2000. Although the Company reallocated resources to other projects requiring less substantial customization, problems encountered in MES integration with customer legacy systems proved not only inherent in the pharmaceutical manufacturing environment but also highly unpredictable in degree.

         In October 2000, the Company sold its MES assets to ABB Automation Inc. ("ABB") for $2.0 million. The assets sold to ABB included patents, copyrights trademarks and tradenames, contracts, accounts receivable, equipment and software deployed in the Company's MES business. ABB also agreed to employ the members of Base Ten's MES staff and assumed the Company's unsatisfied commitments under MES related license agreements.

         Clinical Software Products. Base Ten identified the Clinical Software market as a potential fit for its core technology during 1997. In September 1998, the Company introduced BASE10(R)CS, a clinical supplies and materials management system designed for operation on a distributed Windows NT client-server platform in high volume clinical trials for new medicines or medical devices. Because the effective management of patient pack supply is required for satisfying regulatory requirements as well as meeting time to market goals, BASE10(R)CS was expected to achieve significant penetration by ensuring that a secure, steady flow of clinical trial product is available for distribution. The software addressed that objective by facilitating rapid fulfillment of requests and supporting procedural compliance with traceability requirements. It also ensured ready access to historical operating data for clinical trials to facilitate new drug application procedures, real-time production analyses and timely scale-up to commercial production.

         In June 1999, the Company diversified its suite of Clinical Software offerings with the purchase of Almedica Technology Group Inc. ("ATG"), a wholly-owned subsidiary of Almedica International, Inc. ("Almedica"). The acquisition of ATG (subsequently renamed BTS Clinical) added two software suites. The first was renamed BASE10(R)ADLS, designed as an intuitive application for clinical trial design, randomization and labeling. BASE10(R)ADLS had a customer base with approximately two dozen installed sites generating approximately $0.5 million in annual revenue at the time of the ATG acquisition. The second system was renamed BASE10(R)ADMS, a partially developed clinical trials distribution management system. Although both products required additional refinement, the Company relied on their potential for increasing throughput and quality while decreasing the costs of designing and implementing clinical trials as a means for achieving critical mass for penetrating this market.

         Despite the perceived potential of its internally developed and acquired Clinical Software products, Base Ten encountered various technological and marketing difficulties in its introduction of these offerings, resulting in the failure to generate any sales. Base Ten has limited financial, technical or marketing resources available to develop a market for this software. In view of these limitations, the Company anticipates that the Clinical Software business, if retained, would continue to operate at a loss. In addition, virtually no synergies exist between the Clinical Software operations and the contract manufacturing business targeted in the Company's turnaround strategy, making it impractical to continue devoting its limited resources to both businesses.

         In March 2001, the Company entered into an agreement with Almedica and its wholly owned limited liability company ("Almedica Advanced Technology LLC"), for Almedica Advanced Technology LLC's purchase of the assets associated with Base Ten's Clinical Software business. The agreement provides for Base Ten to receive $75,000 and a 20% interest in Almedica Advanced Technology LLC. The receipt of the consideration from the sales and related closure of the transaction are subject to approval by the Company's shareholders at its 2001 annual shareholders meeting.

         Ultrasound Imaging Products. Base Ten introduced uPACs in 1994 to digitize and store ultrasound images on CD-ROMs as an alternative to existing film and video storage systems. The Company continued development efforts of uPACs through May 1997, when it contributed the technology to a limited liability company in which a principal shareholder of the Company contributed $3 million and Base Ten retained a 9% interest (the "LLC"). The Company's proportionate share of LLC expenses aggregated approximately $700,000 in 1999 and less than $50,000 in 2000, reflecting a decision in March 2000 to abandon efforts to further develop its technology. Base Ten does not expect the LLC to contribute to its turnaround program.

Redirection of Business

         The Company has determined to redirect its business to pursue revenue generating or strategic opportunities requiring less capital resources, technological development and time to market uncertainties than its discontinued operations, with an initial focus on contract manufacturing of electronic equipment or components. Base Ten believes that the electronics sector of the contract manufacturing market in the United States is currently under served and that demand for these services will continue to exceed supply during the foreseeable future. The Company also believes its realigned board of directors and senior management team brings the skills and experience to build the Company's presence and operate profitably within this market.

         As a contract manufacturer, Base Ten expects to provide assembly, testing and quality assurance services to manufacturers of electronic equipment for various markets. Eventually, the Company may add professional staff to provide supporting engineering services to develop a customer's design into a producible device and to solve technical and manufacturing problems. While Base Ten believes contract manufacturing for electronics markets presents an attractive opportunity for implementing its turnaround strategy, its ability to successfully execute that strategy will ultimately depend not only on factors within its control, including technical competence, high quality workmanship and timely delivery at reasonable prices, but also on general economic conditions, availability of skilled technicians and other factors partially or entirely beyond its control.

Sales and Marketing

         Marketing operations for the Company's MTD products were conducted primarily through a direct sales force at Base Ten's former corporate headquarters in New Jersey, and abroad in England, France and Belgium. The sales force also conducted presentations and demonstrations to management and end users at the customer site as part of the direct sales effort. These operations were supplemented with a variety of marketing initiatives, including public relations activities and advertising in industry periodicals, trade shows, industry symposiums and workshops, as well as user group conferences. Base Ten also developed a website as a sales and marketing tool.

         The Company's sales and marketing operations for MTD products ceased in October 2000, when the MES business was sold to ABB and the decision was made to dispose of the Clinical Software business. Prior to that time, Based Ten staffed these operations with up to 10 salesmen and support personnel. The Company expects to initially rely on senior management to generate contract manufacturing opportunities for the planned redirection of its business.

Research and Development

         Base Ten recorded research and development expenses of $2.0 million in 1998, $1.2 million in 1999 and $1.6 million in 2000. The Company's research and development efforts were directed during 2000 at evolving MES and Clinical Software products into a web-based architecture. These efforts ceased in October 2000 upon the sale of the MES business and the Company's determination to dispose of its Clinical Software business. Prior to that time, the Company's development staff consisted of up to 15 software engineers supported by test, project, quality assurance and administrative staff.

Competition

         The MES and Clinical Software business is highly competitive and fragmented. The major sources of competition faced by Base Ten in MES and Clinical Software markets were vendors of paper-based systems, software firms specializing pharmaceutical manufacturing applications and in-house software development departments. Many of these competitors were larger organizations with substantially greater resources than Base Ten.

         The contract manufacturing segment of the electronics industry is highly competitive and concentrated in geographical regions surrounding major assembly and distribution facilities maintained by large electronics manufacturers. Because the market is served by many operations of all sizes, there is generally no single competitor or group of competitors that dominate the market. In addition to contract manufacturers, the Company will compete against the in-house manufacturing operations of its customers.

Regulation

         Base Ten's MES and Clinical Software products did not require pre-marketing FDA clearance or approval. Because those products were intended to facilitate customer compliance with applicable FDA regulations, Base Ten maintained a continuous program to ensure that products accomplished that objective. uPACs is considered "medical device" under FDA regulations. Prior to marketing uPACs in the United States, the Company obtained a 510(k) clearance for the product from the FDA.

         Base Ten expects to manufacture or assemble electronic components or sub-assemblies supporting manufacturing operations for a wide range of electronics applications in numerous industries. Since the Company does not expect to perform engineering services for applications, its customers will generally be responsible for obtaining any required regulatory approvals or permits. To the extent those approvals or permits include prescriptions or prohibitions affecting services to be performed by the Company, its performance may be subject to audit and penalties for noncompliance.

Employees

         At December 31, 1999, the Company employed a total work force of 71 persons, including 45 engineers. None of those employees were covered by collective bargaining agreements, and the Company experienced no labor disruptions or work stoppages.

         The Company's sale of its MES business to ABB in October 2000 included employment commitments by ABB covering all MTD engineering, marketing and support staff for MES operations. Most of Base Ten's remaining technical, marketing and support staff were re-employed or released by year end in view of the decision to discontinue the Clinical Software business. The Company currently employs four persons, all of whom serve in executive or administrative capacities. Base Ten considers its employee relations to be good.

Product Liability Insurance

         Base Ten maintains product liability insurance of at least $5 million for its former software products covering any claim that the Company failed to prevent defects in pharmaceutical products that resulted in injury to consumers. There can be no assurances that the Company's existing insurance will be adequate to cover any claims or that the Company will be able to obtain and maintain adequate insurance in the future.

Foreign Operations

         Base Ten sold or closed all of its international offices during 2000. The Company maintains no staff or operations outside of the United States.

Item 2.  Properties

         United States. Prior to January 2001, the Company's principal office in the United States was located in Trenton, New Jersey in a facility housing its corporate headquarters and development and support activities. Base Ten occupied approximately 42,000 square feet of the facility under a lease that was scheduled to expire in October 2009. The remaining 40,000 square feet of the facility was occupied by STS, the acquirer of the Company's GTD assets, under a five-year sublease scheduled to expire in 2002. Rental payments received under the STS sublease were approximately $240,000 during 2000. In January 2001, the Company was released from its remaining obligations totaling $5,808,000, including interest, under the lease in exchange for a payment of $75,000 and the assignment of its rights under the STS sublease to the landlord. During 2000, the Company was also released from its obligations totaling $894,000 for office space in Parsippany, New Jersey and Santa Clara, California.

         The Company's principal office is currently located in Belle Mead, New Jersey. Base Ten leases an 800 square foot facility, which houses its corporate headquarters and administrative support activities. The lease for the facility expires in July 2001. Management believes that these facilities, while adequate for the Company's current operations, will be replaced upon the Company's relocation to one or more active electronics manufacturing centers.

         Foreign. During 1999, the Company was released from its obligations under a lease in Newbury, England, and in November 2000, the Company was released from its obligations under a lease for office space in Mechelen, Belgium in exchange for its interest in Base Ten Systems NV, which had no operations and assets limited to office equipment and automobiles. The Company vacated office facilities in Camberley, England and Saint Etienne, France upon the expiration of those leases in August 2000 and October 2000, respectively.

Item 3.  Legal Proceedings

         The Company is involved from time to time in various claims and proceedings including customer and employee claims in the normal course of business. Under its agreement with ABB, the Company retained responsibility under various customer agreements containing damage or penalty provisions for non-delivery or delays beyond certain dates. Those provisions vary by customer, with some specifying a fixed amount of damages per day or per week and others providing no specific limitations on the aggregate amount of potential damage payments. The Company reserved $50,000 for potential exposure under these provisions at December 31, 2000. While management believes this amount is sufficient to cover any and all claims, actual claims may exceed the reserve.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters

Trading Markets

         In September 1999, the Company's Class A common stock was transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market. Later that month, Base Ten completed a one-for-five reverse stock split of its Class A common stock in an effort to regain compliance with the Nasdaq's $1.00 minimum bid price requirements for continuing SmallCap Market listing. The effort proved unsuccessful and, on December 12, 2000, the Class A common stock was delisted from the Nasdaq SmallCap Market for that reason, with trading limited thereafter to the OTC bulletin board. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The trading symbol for the Class A common stock has remained "BASEA."

         The Company's Class B common stock was delisted from the Nasdaq SmallCap Market in the second quarter of 1998. A one-for-five reverse stock split of the Class B common stock was completed in September 1999 to retain proportionality with the Class A common stock.

         The table below sets forth the high and low sales prices (or high and low bid prices after September 1999) of the Company's Class A common stock, as reported by the Nasdaq for the periods indicated, after adjustment for the one-for-five reverse stock split and rounded to the nearest penny. Prices after December 12, 2000 are OTC market quotations, which reflect inter-dealer prices, retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                 Market Prices
                                                               -----------------
                                                               High          Low
                                                               ----          ---
     1999:
     ----
     First quarter...........................................$16.25      $  5.63
     Second quarter.......................................... 10.63         2.50
     Third quarter...........................................  5.31         1.50
     Fourth quarter..........................................  6.50         0.63

     2000:
     ----
     First quarter...........................................  6.56         2.38
     Second quarter..........................................  3.13         0.88
     Third quarter...........................................  1.13         0.50
     Fourth quarter..........................................  0.56         0.31


          As a result of current trading prices, the Company's common stock may be subject to the penny stock rules under the Securities Exchange Act of 1934. Unless an exemption from those rules is available, broker-dealers making a market in the common stock will be required to provide disclosure to their customers on the risks associated with the common stock, its investment suitability for the customer, information on bid and ask prices for the common stock and information about any compensation the broker-dealer will receive for a transaction in the common stock. The application of these rules will likely reduce market making activities in the common stock by impair its liquidity.

Security Holders

         As of March 16, 2001, there were approximately 675 record holders of Class A Common Stock and 100 record holders of Class B Common Stock. Base Ten has not paid cash dividends on its Common Stock since 1985 and expects to retain any future earnings to provide for its growth.

Item 6.  Selected Financial Data

         The following table presents selected financial data for Base Ten and its consolidated subsidiaries. The selected consolidated financial data for the fiscal years ended December 31, 2000 and December 31, 1999 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report and should be read in conjunction with those Consolidated Financial Statements and related Notes. The selected consolidated financial data for year ended December 31, 1998, the two months ended December 31, 1997 and the fiscal years ended October 31, 1997 and 1996 have been derived from the Company's audited consolidated financial statements included in its prior annual reports, as adjusted to reflect the effects of operations discontinued in 2000.


- ----------------------------------------------------------------------------------------------------------------------------
                                           Base Ten Systems, Inc. and Subsidiaries
                                        (dollars in thousands except per share data)
=========================================================================================================================
                                                                                   Two-Months
                                         Year Ended     Year Ended    Year Ended     Ended       Year Ended    Year Ended
                                           Dec 31,        Dec 31,       Dec 31,      Dec 31,        Oct 31,      Oct 31,
                                            2000           1999          1998         1997           1997         1996
                                        ------------------------------------------------------------------------------------
Summary of Operations: (1)
Net loss from continuing operations      $  (3,433)    $  (8,800)    $  (6,853)    $  (1,273)    $  (6,367)    $  (2,405)
Net loss from discontinued operations
                                         $  (5,831)    $ (11,440)    $ (12,167)    $  (2,663)    $ (15,640)    $  (6,554)
- ----------------------------------------------------------------------------------------------------------------------------
Net loss from operations                 $  (9,264)    $ (20,240)    $ (19,020)    $  (3,936)    $ (22,007)    $  (8,959)
- ----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share
    from: (4)
    Continuing operations                $   (0.66)    $   (3.37)    $   (3.77)    $   (0.77)    $   (4.03)    $   (1.56)
    Gain on redemption of Redeemable
    Convertible Preferred Stock          $    2.25     $      --     $      --     $      --     $      --     $      --
    Discontinued operations              $   (1.12)    $   (2.47)    $   (6.68)    $   (1.61)    $   (9.91)    $   (4.24)
- ----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share            $    0.47     $   (5.84)    $  (10.45)    $   (2.38)    $  (13.94)    $   (5.80)
=========================================================================================================================
                                           Dec 31,        Dec 31,       Dec 31,      Dec 31,        Oct 31,      Oct 31,
                                            2000           1999          1998         1997           1997         1996
                                        ------------------------------------------------------------------------------------

Summary Balance Sheet: (2)
Working capital (3)                      $   1,675     $   3,827     $  15,482     $   6,080     $   2,671     $  14,115
Total assets                             $   2,794     $ (20,240)    $ (19,020)    $  (3,936)    $ (22,007)    $  (8,959)
Long term debt, net of current
    maturities                           $      --     $   3,204     $  13,341     $  18,916     $  18,925     $  13,478
Redeemable Preferred Stock               $      --     $  19,004     $  12,914     $   6,155     $      --     $      --
Shareholders' equity (deficit)           $   1,790     $  (7,019)    $   2,372     $  (6,054)    $  (4,982)    $  12,140

=========================================================================================================================

      (1)Financial data for the years ended December 31, 2000 and 1999 are derived from the Company's audited financial statements included at the end of this Report. Financial data for the years ended December 31, 1998, October 31, 1997 and 1996 and for the two months ended December 31, 1997 are derived from audited financial statements reported on Forms 10-K issued in prior years, as adjusted to reflect the effects of operations discontinued in 2000.
     (2) Adjusted for 1998, 1997 and 1996 to reflect the one-for-five reverse stock split during 1999.
     (3) Financial data as of December 31, 2000 are derived from the Company's audited financial statements included at the end of this Report. Financial data as of December 31, 1999, 1998 and 1997 and as of October 31, 1987 and 1996 are derived from audited financial statements included in the Company's annual reports on Form 10-K issued in prior years.
     (4) Included as of December 31, 1997 is the reclassification of the assets and liabilities of GTD as net assets held for sale. Included as of December 31, 2000 are the assets and liabilities of the clinical software business classified as net current assets of discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         This Report includes forward looking statements within the meaning of
Section 21E of the Securities Exchange Act relating to the Company's prospects, plans and objectives. Those statements are generally prefaced by words like "believe," "plan," "expect" or "anticipate." All forward looking statements involve various degrees of risk and uncertainty. Factors that may cause actual and anticipated results to differ materially include the risks that (1) the Company's planned redirection of its business may fail to reverse its history of losses; (2) general economic or business conditions may be less favorable than expected; (3) conditions in the financial markets may prevent the Company from raising the capital needed to execute its business plan for contract manufacturing operations; and (4) other factors mentioned elsewhere in this Report may adversely affect the Company's financial performance and the market value of its common stock.

General

         Base Ten was engaged for its first quarter century in software development and contract manufacturing for defense and aerospace markets. In response to declines in defense spending during the early 1990s, the Company sought ways to apply its know how in safety critical software for defense markets to commercial applications for other regulated industries. The Company ultimately established a separate MTD division to develop comprehensive software solutions for regulated manufacturing industries in the healthcare sector, initially focusing on MES solutions for pharmaceutical manufacturers as a means to address the increasing pressure on healthcare industry participants to manage costs. Base Ten later identified the clinical trials market as an additional opportunity to apply its core technology through Clinical Software designed to support supplies management and compliance with traceability requirements.

         In 1997, the Company opted to concentrate on its MTD products both though internal development and acquisitions. At year end, as part of this strategy, Base Ten completed the sale of its GTD assets and a related management restructuring. During the last three years, substantial resources were marshaled in MTD operations to refine, expand and deploy the Company's commercial software offerings.

         Despite the perceived potential for its MES offerings, Base Ten encountered unanticipated difficulties integrating its MES software with the wide variety of legacy computer systems deployed in pharmaceutical manufacturing facilities. Its inability to overcome these obstacles by standardizing its MES products and providing migration paths resulted in project termination by a major customer during the first quarter of 2000. Although Base Ten reallocated resources to other projects requiring less substantial customization, problems encountered in MES integration with customer legacy systems proved not only inherent in the pharmaceutical manufacturing environment but also highly unpredictable in degree. In October 2000, the Company sold its MES assets to ABB for $2.0 million. ABB also agreed to employ the members of Base Ten's MES staff and assumed the Company's unsatisfied commitments under MES related license agreements. See "Business - Discontinued Operations - MES Products."

         The Company also encountered various technological and marketing difficulties in the introduction of its Clinical Software offerings, including two partially developed software suites added in its purchase of BTS Clinical in June 1999. To date, none of these offerings have generated any sales, while associated development and marketing expenses have contributed to the Company's operating losses aggregating $48.5 million during the last three years. Base Ten has limited financial, technical or marketing resources available to develop a market for its Clinical Software. In view of these limitations, the Company anticipates that the Clinical Software business, if retained, would continue to operate at a loss.

         In October 2000, the Company determined to dispose of its Clinical Software assets redirect its business to pursue revenue generating or strategic opportunities in less developmental markets, initially focusing on contract manufacturing of electronic equipment or components. As part of this strategy, Base Ten realigned its board of directors and revamped its management team to implement the planned redirection of its business. In March 2001, the Company entered into an agreement for the sale of its Clinical Software business. The agreement provides for Base Ten to receive $75,000 and a 20% interest in Almedica Advanced Technology LLC. The receipt of the consideration from the sales and related closure of the transaction are subject to approval by the Company's shareholders at its 2001 annual shareholders meeting. See "Business - Discontinued Operations - Clinical Software Products."

Cost Reduction Measures

         The Company's purchase of BTS Clinical in June 1999 added technical personnel that increased its total work force to 120 employees. Since that time, the Company drastically reduced its work force through a staff reduction plan, attrition and the sale of its MES business in October 2000. Most of Base Ten's technical, marketing and support staff remaining after the MES sale were re-employed or released by year end in view of the decision to discontinue the Clinical Software business. In addition, the Company has sold or closed its operations in Trenton and Parsippany, New Jersey, California, England and Belgium resulting in the elimination of annual rent obligations aggregating approximately $831,000.

Redirection of Business

         In view of its inadequate financial, technical and marketing resources to commercialize its remaining MTD products, the Company has determined to pursue revenue generating or strategic opportunities in less developmental markets, initially focusing on contract manufacturing of electronic equipment or components. In addition, because it perceives virtually no synergies between its Clinical Software operations and the contract manufacturing business targeted in its turnaround strategy, Base Ten plans to divest its Clinical Software business rather than continuing to devote its limited resources to both businesses.

         Base Ten believes that the electronics sector of the contract manufacturing market in the United States is currently under served and that demand for these services will continue to exceed supply during the foreseeable future. The Company also believes its realigned board of directors and senior management team brings the skills and experience to build the Company's presence and operate profitably within this market. As a contract manufacturer, Base Ten expects to provide assembly, testing and quality assurance services to manufacturers of electronic equipment for various markets. While Base Ten believes contract manufacturing for electronics markets presents an attractive opportunity for implementing its turnaround strategy, its ability to successfully execute that strategy will ultimately depend not only on factors within its control, including technical competence, high quality workmanship and timely delivery at reasonable prices, but also on general economic conditions, availability of skilled technicians and other factors partially or entirely beyond its control.

Results of Discontinued Operations

         General. The consolidated financial statements of the Company included in this Report account for its MTD business as discontinued operations in view of the sale of its MES assets and its decision to dispose of Clinical Software assets. Accordingly, all items of income and expense attributable to the software operations for all periods presented in the consolidated financial statements are aggregated and identified on a net basis as gain or loss from discontinued operations. Individual items of income and expense from discontinued operations are set forth in Note O to the consolidated financial statements at the end of this Report and summarized below.

         Gain from GTD Sale. The Company's GTD assets were sold to STS on December 31, 1997. See "Business - Discontinued Operations - Overview." Accordingly, the results of GTD operations are not included in the Company's results of operations for 1999 and 1998. During 1999, STS was sold to a defense industry competitor, resulting in a formula payment to the Company that year of approximately $1.1 million in accordance with the terms of the STS sale. The payment is reflected in the consolidated financial statements of the Company included in this Report as a gain from sale of discontinued operations.

         Discontinued Operations in 2000 and 1999. Revenues from the Company's discontinued operations decreased to $2.3 million in 2000 from $4.4 million in 1999, a decline of 47%. License and related revenues declined by $1.1 million and accounted for 7% of sales in 2000 and 29% of sales in 1999. Service and related revenues declined by $0.9 million and accounted for the remaining 93% of sales in 2000 and 71% of sales in 1999. The decrease in both license and service revenues reflects the termination of a major MES contract in the first quarter of 2000 and the sale of MES assets in October 2000.

         Cost of revenues from discontinued operations decreased to $0.5 million in 2000 from $7.0 million in 1999, primarily as a result of a reduction in headcount and outsourced labor. Cost of revenues in 1999 includes a non-cash charge of $1.2 million for accelerated amortization of previously capitalized software development costs that were determined to exceed net realizable value in the fourth quarter of the year.

         The Company expensed research and development costs from discontinued operations aggregated $1.6 million in 2000 and $1.2 million in 1999, an increase of 30%, reflecting an increase in technical personnel from its acquisition of BTS Clinical in June 1999.

         Sales and marketing expenses from discontinued operations decreased 52% to $3.0 million in 2000 from $6.3 million in 1999. The decrease was mainly attributable to the reduction of sales personnel as a result of the Company's sale of its MES business in October 2000.

         General and administrative expenses discontinued operations decreased 45% to $1.2 million in 2000 compared to $2.2 million in 1999, primarily reflecting the Company's sale of its MES business in October 2000.

         The Company recognized other income of $0.1 million from discontinued operations in 2000 and realized $0.2 million of other expense from discontinued operations in 1999, reflecting a reduction in cash balances available to earn interest.

         The Company incurred net losses from discontinued operations aggregating $5.8 million in 2000 and $11.4 million in 1999. The net loss from discontinued operations in 2000 includes the recognition of a $1.9 million loss from disposition of software operations relating to the Company's sale of its MES business for $2.0 million in the fourth quarter of the year. The net loss from discontinued operations in 1999 reflects the $2.6 million reduction in revenues from software development delays and customer concerns over Year 2000 issues, a $3.5 million non-cash charge associated with a debt conversion transaction and the $1.2 million non-cash charge for the write-off of capitalized software development costs.

Results of Continuing Operations

         General. In view of the Company's determination to dispose of its Clinical Software business and pursue revenue generating or strategic opportunities, its consolidated financial statements included in this Report account separately for continuing operations comprised of general overhead, rent and other infrastructure costs not attributable to discontinued operations.

         Continuing Operations in 2000 and 1999. The Company recognized general and administrative expenses from continuing operations aggregating $3.3 million in 2000 and $5.6 million in 1999, a decrease of 40%, reflecting a $1.8 million payroll reduction for administrative staff and a $0.5 million reductions in fees for professional and other outside services in 2000. The reduction in the Company's net losses from continuing operations to $3.4 million in 2000 from $8.8 million in 1999 reflects those infrastructure changes and a $3.5 million debt conversion charge in 1999.

Liquidity and Capital Resources

         General. The financial statements of the Company have been prepared on the basis that its current operations will be discontinued. The Company has incurred significant operating losses and negative cash flows in recent years. In view of the Company's determination to dispose of its Clinical Software business and pursue revenue generating or strategic opportunities, its consolidated financial statements included in this Report account for the assets and liabilities associated with its software operations based on their net realizable value upon disposition. The expected value for the Company's Clinical Software business reflect the terms of its agreement with Almedica. See "General" above. The Company has attributed no value to its interest in the uPACs LLC. See "Business - Discontinued Operations - Ultrasound Imaging Products." However, there can be no assurance that, in the event of liquidation, the Company realizes the recorded value for all of its assets.

         Liquidity. During 2000, the Company's working capital decreased from $3.8 million to $1.7 million at year end. Base Ten's cash position decreased from $5.8 million at December 31, 1999 to $2.3 million at December 31, 2000, reflecting the use of cash in operations totaling $6.5 million and the purchase of Series B preferred stock, partially offset by cash of $2.0 million received from the sale of the MES business. Net cash used in operations during 2000 was primarily affected by the Company's net loss recognition of $9.3 million, a $2.5 million decrease in current liabilities and a $3.2 million loss from disposition of assets recorded in connection with the sale of its MES business. After year end, as part of the planned redirection of its business, Base Ten entered into various agreements for the termination of lease obligations for offices and facilities in New Jersey, California England, Belgium and the Netherlands. See "Properties."

         Capital Resources. In July 2000, holders of the 5,000 shares of the Company's Series B preferred stock converted their shares into 250,000 shares of Class A common stock. In addition, the Company purchased the remaining shares of Series B Preferred Stock, as well as 269,560 warrants to purchase Class A Common Stock, for approximately $1.1 million. As a result of these transactions, the Series B Preferred Stock was eliminated, and the shareholders' equity section of the Company's balance sheet increased by approximately $17.9 million.

         In May 2000, the Nasdaq inquired about the Company's ability to meet the Nasdaq SmallCap Market continuing listing requirements for $2.0 million of net tangible assets, $35.0 million in market capitalization and $0.5 million of net income. To facilitate the Nasdaq's review, the Company submitted its plan for achieving and sustaining compliance and, on September 7, 2000, it notified the Company that the tangible net asset requirement was satisfied upon cancellation of the Series B preferred stock. December 12, 2000, however, the Class A common stock was delisted from the Nasdaq SmallCap Market for failure to meet its $1.00 minimum bid requirement.. See "Market for the Company's Common Stock and Related Shareholder Matters." In addition to reduced liquidity in the outstanding common stock and related risks to Base Ten's shareholders, the Company's ability to finance the planned redirection of its business or other opportunities through equity transactions could be substantially impaired.

Income Taxes

         At December 31, 2000, the Company has net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $77.2 million, expiring in increments from 2005 through 2020. The Company also has research and development carryforwards of $0.2 million expiring in increments from 2001 through 2006. If the Company undergoes certain changes in ownership, it could be subject to annual limitations on the use of its NOL carryforwards and credits. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be created and offset against the deferred tax assets if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance will be adjusted when the credits are realized or when, in the opinion of management, there is sufficient additional positive evidence on the likelihood of their realization. Any reductions will be reflected as a component of income tax expense.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133"). Effective for all fiscal quarters beginning after June 15, 2000, FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                                                              Page
                                                                                                              ----
Independent Auditors' Report............................................................................       F-1
Report of Independent Accountants.......................................................................       F-2
Consolidated Balance Sheet - December 31, 2000..........................................................       F-3
Consolidated Statements of Operations - Years ended December 31, 2000 and 1999..........................       F-4
Consolidated Statements of Common Stock and Other Shareholders' Equity (Deficit) - Years ended
   December 31, 2000 and 1999...........................................................................       F-5
Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999..........................       F-6
Notes to Consolidated Financial Statements..............................................................       F-7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On October 31, 2000, Base Ten dismissed PricewaterhouseCoopersLLP ("PWC") as its independent accountants. The dismissal was approved by the Audit Committee of the Company's Board of Directors. The reports of PWC on the Company's financial statements for past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern. In connection with its audits for two most recent fiscal years and through October 31, 2000, (i) the Company had no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have required references by PWC in its reports on the Company's financial statements for those years if not resolved to the satisfaction of PWC, and (ii) PWC did not advise the Company of any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934.

         On November 3, 2000, the Company engaged Amper, Politziner & Mattia PA ("APM") as its new independent accountants. During the Company's two most recent fiscal years and through November 3, 2000, the Company did not consult with APM on any accounting, auditing, financial reporting or any other matters relating to Base Ten.

                                    PART III


Item 10.  Executive Officers of the Company

         The current executive officers of the Company are as follows:

                                                                      Officer of
                                                                       Base Ten
Name                   Age                   Position                   Since
- ----                   ---    ------------------------------------    ----------
Edward J. Klinsport    53     Chairman of the Board, President and
                                Chief Executive Officer                  2000
Kenneth W. Riley       37     Chief Financial Officer, Treasurer and
                                Secretary                                2000


         A summary of the business experience and background of the Company's officers is set forth below.

         Mr. Klinsport was elected a director of the Company in June 2000. In October 2000, Mr. Klinsport was appointed Chairman of the Board, Chief Executive Officer and President. In addition to his posts with Base Ten, Mr. Klinsport serves as Chairman of the Board, Chief Executive Officer and President of Paragon Industries Corp., which he founded in 1999. Mr. Klinsport was the founder, Chief Executive Officer and President of Strategic Technology Systems, Inc., which purchased the GTD business from Base Ten in 1997. Prior to that transaction, Mr. Klinsport served as a director of Base Ten, commencing in 1985, and as a member of its senior management, commencing in 1978, most recently as its Executive Vice President and Chief Financial Officer as well as General Manager of its GTD operations.

         Mr. Riley joined the Company as its Controller in May 1999. In October 2000, he was named Chief Financial Officer, Treasurer and Secretary. Prior to joining the Company, Mr. Riley was the Chief Financial Officer of Ocean Computer Group from 1998 to 1999 and the Vice President - Finance and Administration of Decision Technology, Inc. from 1989 to 1998. Mr. Riley also served on the audit staff of Ernst & Young and is licensed as a Certified Public Accountant.

         The balance of Part III to this Report is incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements and Schedules:

         1. Financial Statements: The Financial Statements listed in the Index under Item 8 are included in this Annual Report at the pages indicated.

         2. Financial Statement Schedules: The financial statement schedules for which provision is made in Regulation SB have been omitted because the required information is either presented in the Financial Statements or the Notes thereto or is not applicable.

         3.  Exhibits:

Exhibit
Number:     Exhibit
- -------     -------
3(a)        Restated Certificate of Incorporation, as amended, of Registrant
            (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to
            Registrant's Registration Statement on Form S-8 (File No. 2-84451) filed on July 31, 1990).

3(b) Certificate of Amendment of the Restated Certificate of Incorporation dated September 1, 1992 (incorporated by reference to
            Exhibit 4(b)(2) to Amendment No. 3 to Registrant's Registration Statement on Form S-1 (File No. 33-48404) filed on September 3,
            1992).

3(c) Certificate of Amendment of Restated Certificate of Incorporation filed December 2, 1997, (incorporated by reference to Exhibit 99.3 of Registrant's Current Report on Form 8-K (File No. 0-7100) dated October 27, 1997).

3(d) Amendment to Certificate of Incorporation filed on March 31, 1998 (incorporated by reference to Exhibit 3(d) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated April 23, 1998).

3(e) Amendment to Certificate of Incorporation filed on April 21, 1998 (incorporated by reference to Exhibit 3(e) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated April 23, 1998).

3(f) Certificate of Amendment of Certificate of Incorporation dated June 30, 1998 filed with the Treasurer of the State of New Jersey on July 9, 1998 (incorporated by reference to Exhibit 3(g) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated January 13,
            1999).

3(g) Certificate of Amendment of Certificate of Incorporation dated September 30, 1998 filed with the Treasurer of the State of New Jersey on October 13, 1998 (incorporated by reference to Exhibit 3(h) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

3(h) Certificate of Amendment of Certificate of Incorporation dated November 18, 1998 filed with the Treasurer of the State of new Jersey on November 19, 1998 (incorporated by reference to Exhibit 3(i) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

3(i) Certificate of Amendment of Certificate of Incorporation dated January 11, 1999 filed with the Treasurer of the State of New Jersey on January 11, 1999 (incorporated by reference to Exhibit 3(j) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

3(j) Form of Certificate of Amendment of Restated Certificate of Incorporation providing for designation, preferences and rights of the Convertible Preferred Shares, Series B (Exhibit A to the Exchange Agreement dated as of December 31, 1998) (incorporated by reference to Exhibit 10(yy) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

3(k) Certificate of Amendment of Certificate of Incorporation dated March 3, 1999 filed with the Treasurer of New Jersey on March 4, 1999 (incorporated by reference to Exhibit 3 (m) to Registrant's Annual Report on Form 10-K (File No. 0-7100) dated April 11, 2000).

3(l) Certificate of Correction to the Certificate of Amendment of Restated Certificate of Incorporation providing for designation, preferences and rights of the Convertible Preferred Shares, Series B, filed with the Treasurer of the State of New Jersey on March 18, 1999 (incorporated by reference to Exhibit 3 (m) to Registrant's Annual Report on Form 10-K (File No. 0-7100) dated April 11, 2000).

3(m) Amended By-Laws of the Registrant dated October 13, 1997 ( incorporated by reference to Exhibit 10(ee) to Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1997).

3(n) Form of Certificate of Amendment of Restated Certificate of Incorporation providing for designation, preferences and rights of the Convertible preferred Shares, Series B (Exhibit A to the Exchange Agreement dated as of December 31, 1998) (incorporated by reference to Exhibit 10(yy) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

3(o) Amended By-Laws of the Registrant (incorporated by reference to Exhibit 4(d)(2) to Registrant's Registration Statement on Form S-8 (File No. 33-60454) filed on April 1, 1993).

4(a) Convertible Term Debenture issued by the Registrant to certain purchasers dated May 30, 1997 (incorporated by reference to Exhibit
            99.2 of Registrant's Current Report on Form 8-K (File No. 0-7100) dated May 30, 1997)

4(b) Promissory Note from Strategic Technology Systems, Inc., to Registrant dated December 31, 1997 (incorporated by reference to
            Exhibit 10(gg) to Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1997).

10(a) Purchase Agreement filed as of August 8, 1996 between the Registrant and Jesse L. Upchurch (incorporated by reference to Exhibit 4 (a) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated August 12, 1996).

10(b) Lease dated October 28, 1994 between the Registrant and CKR Partners, L.L.C. (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated November 11, 1994).

10(c) Operating Agreement between the Registrant and Jesse L. Upchurch dated May 1, 1997 (incorporated by reference to Exhibit (u) of Registrant's Current Report on Form 8-K (File No. 0-7100) dated May 1, 1997).

10(d) License and Services Agreement between the Registrant and uPACs, L.L.C. dated May 1, 1997 (incorporated by reference to Exhibit 10(v) of Registrant's Current Report Form 8-K (File No. 0-7100) dated May 1, 1997).

10(e) Compensation Agreement among uPACs, L.L.C., Andrew Garret, Inc. and Andrew Sycoff dated May 1, 1997 (incorporated by reference to
            Exhibit 10(w) of Registrant's Current Report on Form 8-K (file No. 0-7100) dated May 1, 1997). (A)

10(f) Securities Purchase Agreement between the Registrant and certain purchasers dated May 30, 1997 (incorporated by reference to Exhibit
            99.1 of Registrant's Current Report on Form 8-K (File No. 0-7100) dated May 30, 1997).

10(g) Stock Purchase Warrant issued by the Registrant to certain purchases dated May 30, 1997 (incorporated by reference to Exhibit 99.3 of Registrant's Current Report on Form 8-K (File No. 0-7100) dated May 30, 1997).

10(h) Registration Rights Agreement between the Registrant and certain purchasers dated May 30, 1997 (incorporated by reference to Exhibit
            99.4 of Registrant's Current Report on Form 8-K (File No. 0-7100) dated May 30, 1997).

10(i) Securities Purchase Agreement between the Registrant and certain purchasers dated December 4, 1997 (incorporated by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K (File No. 0-7100) filed dated December 9, 1997).

10(j) Registration Rights Agreement between the Registrant and certain purchasers dated December 4, 1997 (incorporated by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K (File No. 0-7100) dated May 30 filed December 9, 1997).

10(k) Common Stock Purchase Warrant issued by Registrant and certain purchasers dated December 4, 1997 (incorporated by reference to Exhibit 99.4 of Registrant's Current Report Form 8-K (File No. 07100) dated December 9, 1997).

10(l) Warrant Agreement between Registrant and Strategic Growth International, Inc. dated April 15, 1997 (incorporated by reference to Exhibit 10(ee) to Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1997). (A)

10(m) Warrant Agreement between Registrant and Strategic Growth International, Inc. dated June 20, 1997 (incorporated by reference to Exhibit 10(gg) to Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1997). (A)

10(n) Separation and Consulting Agreement between Registrant and Myles M. Kranzler dated October 20, 1997 (incorporated by reference to
            Exhibit 10(nn) to Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1997). (A)

10(o) Warrant Agreement between Registrant and Strategic Technology Systems, Inc. dated December 31, 1997 (incorporated by reference to
            Exhibit 10(rr) to Registrant's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1997).

10(p) Stock Purchase Agreement dated as of November 12, 1998 by and between Base Ten Systems, Inc. and Jesse L. Upchurch (incorporated by reference to Exhibit 3(d) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated November 20, 1998).

10(q) Exchange Agreement dated as of December 31, 1998 by and between Base Ten Systems, Inc. and the holders of the outstanding Series A, Convertible Preferred Stock (incorporated by reference to Exhibit 10(xx) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

10(r) Form of Common Stock Purchase Warrant Certificate (Exhibit B to the Exchange Agreement dated as of December 31, 1998) (incorporated by reference to Exhibit 10(zz) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

10(s) Form of Common Stock Purchase Warrant Certificate (Exhibit C to the Exchange Agreement dated as of December 31, 1998) (incorporated by reference to Exhibit 10(aaa) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

10(t) Irrevocable Consent dated December 22, 1998 by the holder of the Registrant's 9.01% Convertible Subordinated Debentures (incorporated by reference to Exhibit 10(bbb) to Registrant's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

10(u)       Employment Termination Agreement between the Registrant and Thomas
            E. Gardner dated October 28, 1999 (incorporated by reference to Registrant's Current Report on Form 8-K (File No. 0-7100) dated April 12, 2000).

21.1        Subsidiaries of the Registrant.

23.1        Consent of Independent Accountants.

24.1        Power of Attorney.

27.1 Financial Data Schedule for the fiscal year ended December 31, 2000, submitted to the Securities and Exchange Commission in electronic format.

- ------------------
A. Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K:

          1. The Company filed a Current Report on Form 8-K, on October 24, 2000, announcing the sale on October 10, 2000 of the Company's MES business to ABB Automation, Inc. for $2.0 million.

          2. The Company filed a Current Report on Form 8-K on November 3, 2000, announcing the decision of its board of directors to pursue a new business direction, as well as related changes to the composition of its board of directors and senior management.

          3. The Company filed a Current Report on Form 8-K on November 6, 2000, announcing the termination on October 31, 2000 of PricewaterhouseCoopers LLP and appointment on November 3, 2000 of Amper, Politziner & Mattia PA as the Company's independent outside accountants.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2001.

                             Base Ten Systems, Inc.



By: /s/ Edward J. Klinsport      By:/s/ Kenneth W. Riley      By: /s/ Kenneth W. Riley
   ------------------------         ----------------------       ----------------------------
     Edward J. Klinsport              Kenneth W. Riley               Kenneth W. Riley
   Chief Executive Officer         Chief Financial Officer       Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                                      Title                            Date
                                    ---------                          ----
                                    Directors                    March 30, 2001
Edward J. Klinsport
John C. Rhineberger
Andrew G. Sycoff


By: /s/ Kenneth W. Riley
    ----------------------------------------
    Kenneth W. Riley, as attorney-in-fact

                          Independent Auditors' Report


To the Board of Directors and Shareholders
Base Ten Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Base Ten Systems, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, common stock and other shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Base Ten Systems, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, as of December 31, 2000, the Company had incurred significant operating losses and negative cash flows in recent years and has decided to discontinue its only operating business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                 AMPER, POLITZINER & MATTIA P.A.

March 28, 2001
Princeton, New Jersey

                        Report of Independent Accountants





The Board of Directors and Shareholders
Base Ten Systems, Inc.


In our opinion, the accompanying consolidated statement of operations, of common stock and other shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the results of operations and cash flows of Base Ten Systems, Inc. and its subsidiaries for the year ended December 31, 1999 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the above noted financial statements (which have not been presented separately herein), the Company has suffered recurring losses from operations and has redeemable preferred stock that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A to the above noted financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers LLP



Florham Park, New Jersey
April 3, 2000

                     Base Ten Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                    (dollars in thousands, except par value)
                                     Assets

                                                                                      December 31, 2000
                                                                                      -------------------
Current Assets:
   Cash and cash equivalents....................................................           $  2,304
   Other current assets.........................................................                362
   Current assets of discontinued operations....................................                 13
                                                                                           --------
        Total Current Assets....................................................              2,679

Equipment, net..................................................................                 43
Other assets....................................................................                 10
Non current assets of discontinued operations...................................                 62
                                                                                           --------
        Total Assets                                                                       $  2,794
                                                                                           ========

            Liabilities, Common Stock and Other Shareholders' Equity
Current Liabilities:
   Accounts payable.............................................................           $    238
   Accrued expenses.............................................................                766
                                                                                           --------
        Total Current Liabilities...............................................              1,004
                                                                                           --------
Commitments and Contingencies - (Notes A and I)

Redeemable Convertible Preferred Stock:
   Series B Preferred Stock, $1.00 par value, 994,201 shares authorized, 0
      shares issued and outstanding                                                              --
Common Stock and Other Shareholders' Equity (Deficit):
   Class A Common Stock, $5.00 par value, 27,000,000 shares authorized;
      5,358,812 shares issued and 5,338,812 shares outstanding..................             26,794
   Class B Common Stock, $5.00 par value, 400,000 shares authorized; 12,623
      shares issued and outstanding.............................................                 63
   Additional paid-in capital...................................................             68,481
   Accumulated Deficit..........................................................            (93,301)
                                                                                           --------
                                                                                              2,037

   Accumulated other comprehensive income.......................................                 34
   Treasury Stock, 20,000 Class A Common Shares, at cost........................               (281)
                                                                                           --------
        Total Common Stock and Other Shareholders' Equity.......................              1,790
                                                                                           --------
        Total Liabilities, and Common Stock and Other Shareholders' Equity  ....           $  2,794
                                                                                           ========

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)

                                                                Year ended         Year ended
                                                            December 31, 2000   December 31, 1999
                                                          ----------------------------------------
 General and administrative expenses...............           $     3,345          $     5,614
 Non-cash debt conversion charge...................                    --                3,506
                                                              --------------------------------
 Loss before other income (expense)................                (3,345)              (9,120)
 Other income (expense), net.......................                   (88)                 320
                                                              --------------------------------

 Net loss from continuing operations................               (3,433)              (8,800)

 Discontinued operations:
 Gain from sale of Government Technology Division                      --                1,086
 Loss from disposition of software operations......                (1,864)                  --
 Loss from discontinued operations.................                (3,967)             (12,526)
                                                              --------------------------------

 Net loss from discontinued operations.............                (5,831)             (11,440)
                                                              --------------------------------

 Net loss..........................................           $    (9,264)         $   (20,240)
                                                              ================================

 Less: Dividends on Redeemable Convertible Preferred
       Stock.......................................                    --                 (262)
       Accretion on Redeemable Convertible Preferred
       Stock.......................................                    --               (6,930)
 Plus: Credit on exchange of Redeemable Convertible
       Preferred Stock.............................                    --                  445
       Gain on redemption of Redeemable Convertible
       Preferred Stock.............................                11,717                   --
                                                              --------------------------------
 Net income (loss) available for common shareholders          $     2,453          $   (26,987)
                                                              ================================

 Basic and diluted income (loss) per share:
 Continuing operations.............................           $    (0.66)          $    (3.37)
 Gain on redemption of Redeemable Convertible
 Preferred Stock...................................                 2.25                    --
 Discontinued operations...........................                (1.12)               (2.47)
                                                              --------------------------------
 Net income (loss) per share.......................           $     0.47           $    (5.84)
                                                              --------------------------------
 Weighted average common shares outstanding - basic
   and diluted.....................................             5,188,000            4,624,000
                                                              ================================

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                Consolidated Statements of Common Stock and Other
                         Shareholders' Equity (Deficit)
                             (dollars in thousands)


                                                                                           Accumulated
                                                                                              Other                        Total
                             Class A               Class B         Additional             Comprehensive                Shareholder's
                           Common Stock          Common Stock       Paid-In   Accumulated    Income    Treasury Stock      Equity
                         Shares     Amount     Shares     Amount    Capital     Deficit      (Loss)   Shares     Amount   (Deficit)
                       ---------- ---------- ---------- ---------- ---------- ---------- ----------- --------- ---------- ----------
Balance at
December 31, 1998      3,731,950    $18,660     14,282    $    71    $ 52,885   $(68,767)  $  (196)    (20,000)  $  (281)   $ 2,372
====================================================================================================================================
Conversions:
   Common B to
   Common A                  153         --       (101)        --         --         --         --          --        --         --
   Preferred A to
   Common A                5,739         29         --         --        (29)        --         --          --        --         --
   Debenture to
   Common A              500,000      2,500         --         --     10,626         --         --          --        --     13,126
Issuance of
Common Stock:
   Acquisition of
   Almedica
   Technology Group,
   Inc.                  790,000      3,950         --         --       (370)        --         --          --        --      3,580
   Exercise of options        50         --         --         --         --         --         --          --        --         --
   Employee stock
   purchase plan          24,204        121         --         --        (38)        --         --          --        --         83
   Non-cash employee
   compensation           50,000        250         --         --       (206)        --         --          --        --         44
Dividends on
Redeemable Preferred
Stock                         --         --         --         --         --       (262)        --          --        --       (262)
Accretion on
Redeemable Preferred
Stock                         --         --         --         --         --     (6,930)        --          --        --     (6,930)
Credit on Exchange of
Redeemable Preferred
Stock                         --         --         --         --        659        445         --          --        --      1,104
- ---------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- --------- ---------- ----------
Comprehensive
Income (Loss):
   Net loss                   --         --         --         --         --    (20,240)        --          --        --    (20,240)
   Foreign currency
   translation                --         --         --         --         --         --        127          --        --        127
   Unrealized loss on
   securities
   available
   for sale                   --         --         --         --         --         --        (23)         --        --        (23)
                       ---------- ---------- ---------- ---------- ---------- ---------- ----------- --------- ---------- ----------
Total Comprehensive
Income (Loss)                 --         --         --         --         --    (20,240)       104          --        --    (20,136)
- ---------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- --------- ---------- ----------
Balance at
December 31, 1999      5,102,096    $25,510     14,181    $    71    $ 63,527   $(95,754)  $   (92)    (20,000)   $ (281)   $(7,019)
====================================================================================================================================

Conversions:
   Common B to
   Common A                2,341         12     (1,558)        (8)        (4)        --         --          --        --         --
   Preferred B to
   Common A              250,000      1,250         --         --      5,000         --         --          --        --      6,250
Issuance of
Common Stock:
   Purchase of
   Warrants                   --         --         --         --        (27)        --         --          --        --        (27)
   Employee stock
   purchase plan           4,375         22         --         --        (15)        --         --          --        --          7
- ---------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- --------- ---------- ----------
Comprehensive
Income (Loss):
   Net loss                   --         --         --         --         --     (9,264)        --          --        --     (9,264)
   Effect on
   disposition of
   foreign operations         --         --         --         --         --         --        123          --        --        123
   Unrealized gain on
   securities
   available
   for sale                   --         --         --         --         --         --          3          --        --          3
   Gain on redemption
   of Series B
   Preferred Stock            --         --         --         --         --     11,717         --          --        --     11,717
                       ---------- ---------- ---------- ---------- ---------- ---------- ----------- --------- ---------- ----------
Total Comprehensive
Income (Loss)                 --         --         --         --         --      2,453        126          --        --      2,579
- ---------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- --------- ---------- ----------
Balance at
December 31, 2000      5,358,812    $26,794     12,623    $    63    $ 68,481   $(93,301)  $    34   (20,000)    $ (281)    $ 1,790
====================== ========== ========== ========== ========== ========== ========== =========== ========= ========== ==========

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                 Year Ended      Year Ended
                                                                December 31,     December 31,
                                                                    2000            1999
- ---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net loss .........................................           $ (9,264)       $ (20,240)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities of Continuing Operations:
    Net loss from discontinued operations.............              3,967               --
    (Gain) loss on disposition of discontinued
    operations .......................................              1,864           (1,086)
    Depreciation and amortization.....................                  4            4,866
    Non-cash debt conversion charge...................                 --            3,506
    Deferred gain on sale of building.................                (24)             (14)
    Bad debt expense..................................                 --              185
    Stock-based compensation..........................                 --               44
Changes in operating assets and liabilities, excluding
 effects of discontinued business:
    Accounts receivable...............................                 --            1,828
    Other current assets..............................                 --              257
    Other assets......................................                 42              500
    Accounts payable, accrued expenses and deferred
    revenue...........................................             (1,186)          (2,326)
- ---------------------------------------------------------------------------------------------
Net Cash Used in Operations...........................             (4,597)         (12,480)
=============================================================================================
Cash Flows from Investing Activities:
    Proceeds from sale of equipment...................                 47               --
    Proceeds from note receivable.....................              1,975               --
    Additions to property, plant and equipment .......               (106)            (153)
    Acquisition of Almedica Technology Group, net of
    cash acquired ....................................                 --              (66)
- ---------------------------------------------------------------------------------------------
Net Cash Provided from (Used in) Investing Activities.              1,916             (219)
- ---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Repayment of amounts borrowed.....................               (136)             (75)
    Proceeds from issuance of common stock............                  6               83
    Conversion and repurchase of Series B preferred
    stock ............................................             (1,063)              --
- ---------------------------------------------------------------------------------------------
Net Cash Provided from (Used in) Financing Activities              (1,193)               8
=============================================================================================
Cash Flows from Discontinued Operations:
    Net cash used in operating activities.............             (1,665)              --
    Proceeds from sale of discontinued business.......              2,000            1,086
- ---------------------------------------------------------------------------------------------
Net Cash Provided from Discontinued Operations:                       335            1,086
- ---------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash...............                 --               11
=============================================================================================
Net (Decrease)/Increase In Cash and Cash Equivalents..             (3,539)         (11,594)
Cash and Cash Equivalents, beginning of year..........              5,843           17,437
- ---------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of year................           $  2,304        $   5,843
=============================================================================================

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for interest............           $    483        $     641
=============================================================================================
Supplemental Disclosures of Non-Cash Investing and
Financing Activities:
    Acquisition of BTS Clinical, Inc..................           $     --        $   3,580
=============================================================================================

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
               Years Ended December 31, 2000 and December 31, 1999

A.   Basis of Presentation and Liquidity

     The financial statements of Base Ten Systems, Inc. and Subsidiaries (the "Company" or "Base Ten") have been prepared on the basis that its current operations will be discontinued. The Company has incurred significant operating losses and negative cash flows in recent years. In October 2000, the Company announced it will pursue a new business direction in contract manufacturing for various industries. In conjunction with this strategy and as more fully described in Note O to the Consolidated Financial Statements, the Company has entered into an agreement to sell its operations as a supplier of software for managing clinical trials. The assets and liabilities associated with the software operations have been adjusted to reflect their net realizable value upon disposition.

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

     The GTD was sold to Strategic Technology Systems, Inc. ("STS") in 1997. On October 10, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with ABB Automation, Inc. under which certain assets and liabilities of the MES business were sold for $2.0 million. Under the Agreement, the Company is precluded from competing in the MES business, as defined by the Agreement. On October 27, 2000, the Company announced that it will pursue a new direction as a contract manufacturer to various industries. In March 2001, the Company entered an agreement to sell the clinical software business. See Note O to the Consolidated Financial Statements.

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

2. Discontinued Operations - As discussed in Note B and Note O to the Consolidated Financial Statements, the results of operations of the Company's MES business and clinical software business have been reported separately as discontinued operations. In addition, the impact of the Company's investment in the LLC has been reported as discontinued operations. Base Ten disposed of the assets of the MES in October 2000. The assets and liabilities of the clinical software business are recorded at December 31, 2000 at $75,000, their net realizable value based upon the March 2001 agreement with Almedica. The investment in the LLC was written off and has no estimated realizable value at December 31, 2000.

3. Risks and Uncertainties - The Company has operated for several years in the software industry, which is highly competitive and rapidly changing. The Company has had a history of significant losses from operations and is subject to all of the risks inherent in a technology business, including but not limited to: claims by current and former customers for contractual or other unfulfilled commitments, potential for significant technological changes in the industry or customer requirements, potential for emergence of competitive products with new capabilities or technologies, ability to manage future growth, ability to attract and retain qualified employees, dependence on key personnel, limited senior management resources, protection of intellectual property rights and potentially long sales and implementation cycles. Additionally, the Company is subject to the risks, as a contract manufacturer, of obtaining and fulfilling manufacturing projects and attracting and retaining qualified management and staff.

     The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include allowance for doubtful accounts receivable, reserves for claims by customers and vendors for contractual or other unfulfilled commitments, and the net realizable value of assets and liabilities of the clinical software business. Actual costs and results could differ from these estimates.

4. Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are carried at cost and depreciated over estimated useful lives, principally on the straight-line method. The estimated useful lives used for the determination of depreciation and amortization are 3 to 5 years. Depreciation expense for the year ended December 31, 2000 was $579,000.

     Maintenance and repairs are charged to expense as incurred; expenditures for leasehold improvements are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

5. Long-Lived Assets - The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

6. Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less at date of acquisition to be cash equivalents. These balances are in excess of the $100,000 insured by the Federal Deposit Insurance Corporation (FDIC).

7. Earnings Per Share - The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution.

8. Fair Value of Financial Instruments - The fair value of certain financial instruments, including cash, accounts receivable, accounts payable, and other accrued liabilities, approximates the amount recorded in the balance sheet because of the relatively current maturities of these financial instruments.

9. Foreign Currency Translation - The accounts of the consolidated foreign subsidiaries are translated into United States dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" ("FAS 52"). All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. The Company recorded translation gains of $123,000 for the year ended December 31, 2000 and translation gains of $127,000 for the year ended December 31, 1999.

10. Income Taxes - Deferred income taxes are determined based on the tax effect of the differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are classified as either current or noncurrent based generally on the classification of the related asset or liability.

11. Investments - The Company accounts for its investments using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("FAS 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders' equity.

     Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2000 and December 31, 1999, all securities covered by FAS 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at December 31, 2000 and December 31, 1999, consisted of common stock with a cost basis of $50,000 for each year and are included in other current assets. Differences between cost and market of $34,000 and $30,000 were included as a component of "accumulated other comprehensive income (loss)" in shareholders' equity, as of December 31, 2000 and December 31, 1999, respectively.

12. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

13. Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS No. 138, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A, this SAB must be implemented no later than June 30, 2000. The accounting and disclosures discussed in SAB 101 did not have a material impact on its financial statements.

D.   Acquisitions

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

    This acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to the assets acquired based on their estimated fair values. Management estimated the value of certain intangible assets to be $4.1 million as of the purchase date. In October 2000, management announced its decision to dispose of the assets acquired from Almedica. These assets are included in the financial statements at their estimated net realizable value of $75,000.

E.   Other Current Assets

     Other current assets at December 31, 2000 includes the following amounts (dollars in thousands):

- -------------------------------------------------------------
                                                December 31,
                                                    2000
=============================================================
Prepaid expenses                                  $  185
Deposits                                              83
Marketable securities                                 84
Other                                                 10
- -------------------------------------------------------------
                                                  $  362
=============================================================

F.   Accrued Expenses

     Accrued expenses at December 31, 2000 includes the following amounts (dollars in thousands):

           -------------------------------------------------------------
                                                           December 31,
                                                                2000
           =============================================================
           Accrued professional services                      $ 216
           Accrued payroll costs                                204
           Deferred compensation for former officers            129
           Accrued operating leases                              75
           Building lease termination cost                       75
           Accrued customer claims                               50
           Other accrued expenses                                17
           -------------------------------------------------------------
                                                              $ 766
           =============================================================


G.   Income Taxes

     The provision (benefit) for income taxes includes the following (dollars in thousands):

- --------------------------------------------------------------------------------
                                    Year Ended December    Year Ended December
                                          31, 2000              31, 1999
- --------------------------------------------------------------------------------

Current:
    Federal                                $     --               $     --
    State                                        --                     --
    Foreign                                      --                     --
- --------------------------------------------------------------------------------
Total Current                              $     --               $     --
================================================================================
Deferred:
    Federal                                $ (2,996)              $ (5,879)
    State                                      (529)                (1,729)
    Foreign                                      --                   (488)
- --------------------------------------------------------------------------------
Total Deferred                               (3,525)                (8,096)
================================================================================
Valuation Allowance                           3,525                  8,096
- --------------------------------------------------------------------------------
Net                                        $     --               $     --
================================================================================


     A reconciliation of the Company's effective rate to the U.S. statutory rate is as follows:

================================================================================================
                                                                 Percentage of Pre-Tax Earnings
- ------------------------------------------------------------------------------------------------
                                                                   Year Ended       Year Ended
                                                                  December 31,      December 31,
                                                                      2000             1999
                                                                  ------------------------------
Federal tax (benefit)/provisions at applicable statutory rates       (34.0%)          (34.0%)
Increases (decreases) in income taxes resulting from:
    State tax benefit, net of Federal tax effect                      (6.0)            (6.0)
    Valuation allowances                                              40.0             40.0
                                                                  ------------------------------
                                                                        --               --
================================================================================================

    The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

                   =========================================================
                                                           December 31, 2000
                   =========================================================
                   Current
                     Other                                      $     103
                                                                ---------
                   Total current assets                               103
                                                                =========
                   Noncurrent
                     Depreciation and amortization              $     170
                     Net operating loss carryforward               25,240
                     Research and development carryforward            195
                                                                ---------
                       Total non-current assets                    25,605
                                                                ---------
                     Valuation allowance                          (25,708)
                                                                ---------
                   Net deferred tax assets                      $      --
                   =========================================================

    At December 31, 2000, the Company had incurred net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $77.2 million, which expire in the years 2005 through 2020. Research and development carryforwards of $0.2 million expire in the years 2000 through 2006. As certain changes in the Company's ownership occur there is a limitation on the annual amount of such NOL carryforwards and credits which can be utilized. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be created and offset against the deferred tax assets if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance will be adjusted when the credits are realized or when, in the opinion of management, sufficient additional positive evidence exists regarding the likelihood of their realization. The reductions, if any, will be reflected as a component of income tax expense.

    The components of loss before income taxes were as follows:

- -------------------------------------------------------------------------
                             Year Ended December    Year Ended December
                                   31, 2000              31, 1999
=========================================================================
Domestic                           $ (9,264)             $ (19,020)
Foreign                                  --                 (1,220)
- -------------------------------------------------------------------------
                                   $ (9,264)             $ (20,240)
=========================================================================


H.  Segment Information

    The Company is organized and operates as a single segment. The following tabulation details the Company's identifiable assets in different geographic areas at December 31, 2000 and 1999 (dollars in thousands):

- ---------------------------------------------------------------------------------------
Identifiable Assets      United States      Europe      Eliminations      Consolidated
- ---------------------------------------------------------------------------------------
December 31, 2000           $ 8,181          $ 301        $ (5,688)          $ 2,794
- ---------------------------------------------------------------------------------------


I.  Commitments and Contingencies


Legal Proceedings

    The Company is involved from time to time in various claims and proceedings including customer and employee claims in the normal course of business. The Company has certain agreements with some of its customers which contain damage or penalty clauses for non-delivery or delays beyond certain dates. Such damage clauses vary by customer and may provide for a fixed amount of damages per day or per week, and may or may not contain limitations on the aggregate amount of such damage payments. The Company has reserved approximately $50,000 for such matters at December 31, 2000. While management believes this amount is sufficient to cover all damage claims, if any, it is possible that customer claims may exceed this amount and such additional amounts could be material to the Company's financial position and statement of operations when such amounts are finally determined.

Financing Obligation and Capital Lease

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


    In 1997, the Company sub-leased a portion of the building in connection with the sale of the GTD to STS (the "STS Sublease"). Rental payments received in conjunction with the STS Sublease were approximately $240,000 in 2000.


    In January 2001, the Company was released of its remaining obligations totaling $5,808,000, including interest, under the lease. Under the lease termination agreement, the Company paid $75,000 in January and assigned its rights under the STS Sublease to the landlord.

Operating Leases

    During 1999, the Company was released of its obligations totaling $1,234,000 under an operating lease expiring in 2009 for office space in Newbury, England. During 2000, the Company was released of its obligations totaling $894,000 for office space in Parsippany, New Jersey and Santa Clara, California.

    At December 31, 2000, the Company was in default of certain leases for office equipment. The total obligation of $75,000 under these leases was accrued at December 31, 2000.

J.  Redeemable Convertible Preferred Stock and Convertible Debt

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

K.  Equity Transactions

Common Stock

    On September 10, 1999, the listing of Base Ten's common stock was transferred from NASDAQ National Market System to the NASDAQ SmallCap Market System due to the Company's failure to meet continued listing criteria. On August 7, 2000, the NASD notified the Company that it also failed to maintain a minimum bid price of $1.00 as required for continued listing on the NASDAQ SmallCap Market System. In December 2000, after a hearing before a NASDAQ Listing Qualifications Panel to appeal the NASD's determination to delist the Company's Class A Common Stock from the NASDAQ SmallCap Market System, Base Ten's common stock was transferred to the Over the Counter Bulletin Board.

Reverse Stock Split

    On September 24, 1999, the Company executed a one-for-five reverse split of the Company's Class A Common and Class B Common Stock. Under the terms of the split, each shareholder received one share of Class A Common $5 par value stock for every five shares, or fraction thereof, of Class A Common $1 par value stock owned as of the transaction date. In addition, shareholders received one share of Class B Common $5 par value stock for every five shares, or fraction thereof, of Class B Common $1 par value stock owned as of September 24, 1999. As a result of the reverse stock split, the Company retired 20,161,883 shares of Class A Common Stock and 56,917 shares of Class B Common Stock. The prices for shares of the Company's Class A Common Stock traded through the Nasdaq SmallCap Market reflected the reverse stock split as of September 24, 1999, while trading of Class B Common Stock on the Bulletin Board reflected the reverse stock split as of November 8, 1999. All references in the consolidated financial statements to shares and per share data have been adjusted retroactive to January 1, 1999 in response to the reverse stock split.

L.  Earnings Per Share

    The following is a reconciliation of the numerators and denominators used to calculate net income (loss) per share in the Consolidated Statements of Operations (dollars in thousands, except per share data):

- -------------------------------------------------------------------------------------------------------
                                                                      Year Ended          Year Ended
                                                                  December 31, 2000   December 31, 1999
========================================================================================================
Net Income (Loss) per common share-basic:
Net loss                                                             $    (9,264)         $   (20,240)
Less: Dividends on Preferred Stock                                            --                 (262)
      Accretion on Preferred Stock                                            --               (6,930)
Plus: Credit on exchange of Preferred Stock                                   --                  445
      Gain on redemption of Preferred Stock                               11,717                   --
- -------------------------------------------------------------------------------------------------------
Net income (loss) to common shareholders (numerator)                 $     2,453          $   (26,987)
========================================================================================================
Weighted average shares - basic (denominator)                          5,188,000            4,624,000
- -------------------------------------------------------------------------------------------------------
            Net income (loss) per common share-basic                 $      0.47          $     (5.84)
========================================================================================================

Net Income (Loss) per common share- diluted:
Net loss                                                             $    (9,264)         $   (20,240)
Less: Dividends on Preferred Stock                                            --                 (262)
      Accretion on Preferred Stock                                            --               (6,930)
Plus: Credit on exchange of Preferred Stock                                   --                  445
      Gain on redemption of Preferred Stock                               11,717                   --
- -------------------------------------------------------------------------------------------------------
Net income (loss) to common shareholders (numerator)                 $     2,453          $   (26,987)
========================================================================================================
Weighted average shares                                                5,188,000            4,624,000
Effect of dilutive options / warrants                                         --                   --
- -------------------------------------------------------------------------------------------------------
Weighted average shares- diluted (denominator)                         5,188,000            4,624,000
- -------------------------------------------------------------------------------------------------------
           Net income (loss) per common share-diluted                $      0.47          $     (5.84)
========================================================================================================

     Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the years ended December 31, 2000 and 1999 and, therefore, were not included in the calculation of diluted earnings per share.

M. Stock Option Plans, Warrants and Rights

     The Company's 1990 Incentive Stock Option Plan reserves 96,800 shares (after adjustment for the reverse stock split) of either Class A or Class B Common Stock for purchase upon the exercise of options that may not be granted at less than the fair market value as of the date of grant and that are exercisable over a period not to exceed ten years. There are no further shares available for option under this plan.

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

     The Company's 1998 Stock Option and Stock Award Plan reserves 642,409 shares (after adjustment for the reverse stock split) of Class A Common Stock for purchase upon the exercise of options. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years. This plan allows for the re-issuance of any canceled or expired options. Approximately 492,000 options remain available for grant under this plan.

     A summary of the status of the Company's aforementioned stock option plans as of December 31, 1999 and 2000 and changes during the periods ending on those dates is presented below:

- ------------------------------------------------------------------------------------------------------------------------------
                                                   Class A                             Class B
                                      -----------------------------------------------------------------------
                                                           Weighted -                         Weighted -
                                          Number of          Average                           Average            Total
                                           Shares        Exercise Price   Number of Shares Exercise Price   Number of Shares
==============================================================================================================================
Outstanding at December 31, 1998           774,125          $ 27.35              --           $  --             774,125
==============================================================================================================================
Granted                                    155,360             3.91              --              --             155,360
Exercised                                      (50)           17.50              --              --                 (50)
Canceled                                  (437,975)           24.74              --              --            (437,975)
- ------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999           491,460            22.27              --              --             491,460
==============================================================================================================================
Granted                                    143,000             1.41              --              --             143,000
Exercised                                       --               --              --              --                  --
Canceled                                  (483,600)           19.31              --              --            (483,600)
- ------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000           150,860            11.99              --              --             150,860
==============================================================================================================================
Exercisable at December 31, 2000           149,630          $ 12.05              --           $  --             149,630
==============================================================================================================================

    The following tables summarizes information about the stock options outstanding at December 31, 2000:

- ---------------------------------------------------------------------------------------------------------------
                                           Options Outstanding                       Options Exercisable
                              ===============================================  ================================

                                  Number     Weighted-Average                      Number
                               Outstanding      Remaining                      Exercisable at
                               at December     Contractual   Weighted-Average   December 31,   Weighted-Average
  Range of Exercise Prices       31, 2000    Life (in years) Exercise Price        2000        Exercise Price
===============================================================================================================
      $1.13    -    $5.00          22,360          9.10           $ 2.96            21,180          $ 2.85
     $10.00    -   $17.50         100,400          7.71          $ 10.01           100,350         $ 10.01
     $25.63    -   $54.38          28,100          7.24          $ 26.24            28,100         $ 26.24
===============================================================================================================

    The Company's 1998 Employee Stock Purchase Program authorizes the issuance of up to 200,000 shares of Class A Common Stock for purchase by Company employees. Shares are purchased at 85% of the fair market value on standard quarterly purchase dates as defined in the plan. Approximately 170,000 shares were available for issuance and purchase at December 31, 2000.

    At December 31, 2000, the Company has outstanding 507,718 warrants and 44,100 options previously granted in 1999 and earlier to consultants and non-management directors at prices ranging from $3.906 to $90.00, expiring from 2001 to 2009. In 2000, 395,000 options and warrants expired. The options and warrants were issued at fair market value at the date of grant.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") for its stock options plans for employees. All options granted to date under the stock option plans for employees have an exercise price equal to the market price of the Company's stock on the grant date. The lowest exercise price of all outstanding options was more than ten times greater than the Company's closing stock price on December 31, 2000. Accordingly, the probability of any of the outstanding options ever being exercised is low. Accordingly, there would have been no material effect on the Company's Financial Statements had compensation cost for these plans been determined under FAS 123.

N.  Employee Benefit Plan

    The Company's 401(k) plan, which allowed all eligible employees to defer up to 17% of their pre-tax income through contributions to the plan, was terminated effective December 31, 2000. The plan allowed for a 1% base annual salary Company matching contribution for each eligible employee. The Company's contribution was $17,000 and $47,000 for fiscal years 2000 and 1999. The Company discontinued the contribution to the 401(k) plan in the fourth quarter of 2000.

O.  Discontinued Operations

Sale of GTD

    On October 27, 1997 the Company entered into an agreement to sell the GTD to STS. The sale between the Company and STS was closed on December 31, 1997. In accordance with the agreement between the Company and STS, and in consideration for the value of the net assets sold, the Company received, among other things, a warrant from STS exercisable for that number of shares of the voting common stock as equals 5% of issued and outstanding shares of common stock and common stock equivalents immediately following and giving effect to any initial underwritten public offering by STS. On April 30, 1999, STS was sold to Smiths Industries, a defense industry competitor. The Company, as per the terms of the agreement noted above, received income in 1999 in the form of cash payments of approximately $1.1 million which were reflected as a gain from sale of discontinued operations.

Sale of MES Software to ABB

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

Sale of Base Ten Systems NV to Kris Adriaenssens

    The Company entered into an agreement, effective on November 1, 2000, with Kris Adriaenssens, a consultant to the Company. Under the terms of the agreement, Mr. Adriaenssens received 100% of the shares of Base Ten Systems NV (the "NV"), the Company's Belgian subsidiary, in exchange for consulting services. At the time of the transaction, the NV had no operations or employees. The assets of the NV at the sale date consisted primarily of office equipment and automobiles, while its liabilities primarily included leases of office space, equipment and automobiles.

Sale of Clinical Software to Almedica Advanced Technology LLC

    On October 27, 2000, the Company announced that it will pursue a new business direction as a contract manufacturer to various industries. In March 2001, Base Ten signed an agreement, subject to shareholder approval, to sell its clinical software business to Almedica Advanced Technology LLC ("Almedica Advanced Technology"), a wholly-owned subsidiary of Almedica International, Inc. Under the terms of the agreement, Base Ten shall receive $75,000 and a 20% ownership interest in Almedica Advanced Technology if the transaction is approved by the shareholders of Base Ten. The assets and liabilities of the Company's software operations have been adjusted as of the balance sheet date to reflect their estimated disposition value and are represented in the balance sheet as follows:


                                                                    December 31,
                                                                        2000
                                                                    ============
Current assets of discontinued operations.......................          13
Non current assets of discontinued operations...................          62
                                                                    ------------
        Total Assets                                                   $  75
                                                                    ============

      As a result of the decision to dispose of the software operations, the Company recorded an estimated loss on the disposition of discontinued operations of $1,864,000. The following is the Company's results of operations for its discontinued product lines for the year ended December 31, 2000 and 1999:

                                                                   Year ended     Year ended
                                                                  December 31,   December 31,
                                                                      2000           1999
                                                                  ===========================
 License and related revenue....................                  $   158         $  1,262
 Services and related revenue......................                 2,174            3,102
                                                                  -------------------------
                                                                    2,332            4,364
                                                                  -------------------------

 Cost of revenues..................................                   532            6,961
 Research and development..........................                 1,617            1,240
 Selling and marketing.............................                 3,046            6,315
 General and administrative........................                 1,225            2,214
 Other (income) expense............................                  (121)             160
                                                                  -------------------------
                                                                    6,299           16,890
                                                                  -------------------------
 Loss from discontinued operations.................                (3,967)         (12,526)
                                                                  =========================

P.  Comprehensive Income (Loss)

    The accumulated balances for each classification of comprehensive income
(loss) are as follows (dollars in thousands):

- ---------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                                   Unrealized          Other
                                                   Foreign        Gains (Loss)     Comprehensive
                                                Currency Items   on Securities     Income (Loss)
===================================================================================================
Balance December 31, 1998                            (250)             54               (196)
===================================================================================================
FY 1999 change                                        127             (23)               104
- ---------------------------------------------------------------------------------------------------
Balance December 31, 1999                          $ (123)          $  31             $  (92)
===================================================================================================
FY 2000 change                                        123               3                126
- ---------------------------------------------------------------------------------------------------
Balance December 31, 2000                          $   --           $  34             $   34
===================================================================================================

Q.  Related Party Transactions

    Almedica International, Inc., a shareholder of the Company and the former owner of BTS Clinical, Inc., was a customer of the Company. Base Ten recorded revenues from Almedica International, Inc. of $0 and $236,000 in 2000 and 1999, respectively.

    John Rhineberger, a member of the Company's Board of Directors, served as a consultant to Base Ten during the disposition of the Company's software operations. Mr. Rhineberger's consulting contract provides for payments totaling $100,000 through the year ending October 31, 2001, of which $25,000 was paid by December 31, 2000.

R.  Subsequent Events

    Subsequent to December 31, 2000, the Company entered into an agreement terminating its lease of office space in Trenton, New Jersey. See Note I to the Consolidated Financial Statements for further discussion of this transaction. Also subsequent to December 31, 2000, the Company agreed, subject to shareholder approval, to sell the clinical software business to Almedica Advanced Technology. See Note O to the Consolidated Financial Statements for further discussion of this agreement.

    The financial statements reflect the impact of the terminated lease and the estimated value to the Company of its sale of the clinical software business to Almedica Advanced Technology.