Form 10KSB/A
period 2000-12-31
BASE TEN SYSTEMS INC
filed 2001-04-27
CIK 10242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000           Commission File No. 0-7100


                             BASE TEN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               New Jersey                                   22-1804206
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

           528 Primrose Court
         Belle Mead, New Jersey                                08502
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (908) 359-1867

           Securities registered pursuant to Section 12(g) of the Act:

       Title of each class                    Outstanding at Match 31, 2001
      Class A Common Stock                              5,338,812
      Class B Common Stock                               12,623


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


================================================================================

                                    PART III

         The following information was omitted from Part III of the Annual Report on Form 10-KSB of Base Ten Systems, Inc. (the "Company" or "Base Ten") for the year ended December 31, 2000 (the "2000 Annual Report") based on the Company's expectation of incorporating the information by reference to a definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2001. In view of the Company's election to defer its 2001 Annual Meeting of Shareholders beyond May 2001, the omitted information is being filed with the Securities and Exchange Commission prior to April 30, 2001 as an amendment to the 2000 Annual Report.

Item 9.  Directors, Executive Officers and Related Matters

Board Reconstitution

         Base Ten's board of directors (the "Board") was realigned twice during 2000. In the second quarter of 2000, the Board memberships held by Clark L. Bullock since June 1999 and by Alan S. Poole since May. 1994 were relinquished to Edward J. Klinsport, who had served as a member of Base Ten's senior management for twelve years prior to the sale of its government technology business ("GTD"). In the fourth quarter of 2000, following the sale of the Company's manufacturing execution software business, the Board announced its plan for redirecting Base Ten's business to pursue revenue generating or strategic opportunities requiring less capital resources, technological development and time to market uncertainties than its discontinued software operations, with an initial focus on contract manufacturing of electronic equipment or components (the "Business Redirection"). To reflect the Business Redirection, the Board appointed Mr. Klinsport as its Chairman, in place of Stephen Cloughley, and Andrew G. Sycoff joined the Board in place of Robert Hurwitz.

Incumbent Directors

         A summary of the business experience and background of Base Ten's incumbent directors is set forth below.

         Edward J. Klinsport, age 53, was appointed to the Board in June 2000 for a term expiring at the 2001 annual meeting of shareholders. In October 2000, Mr. Klinsport was appointed Chairman of the Board, Chief Executive Officer and President of Base Ten in connection with the Board's decision to implement a business redirection and related management realignment. Mr. Klinsport also serves as Chairman of the Board, Chief Executive Officer and President of Paragon Industries Corp., a electronics contract manufacturer that he co-founded in 1999. Mr. Klinsport was the founder, Chief Executive Officer and President of Strategic Technology Systems, Inc. ("Strategic"), which purchased the Company's GTD business in 1997. Prior to that transaction, he served as a director of Base Ten, commencing in 1985, and as a member of its senior management, commencing in 1978, most recently as its Executive Vice President and Chief Financial Officer as well as General Manager of its GTD operations.

         John C. Rhineberger, age 56, was appointed to the Board in May 1999 for a term expiring at the 2002 annual meeting of shareholders. Since 1997, he has been employed as President of The Rhineberger Organization, Inc., a provider of sales, marketing and product development consulting services to the home center and related industries. From 1996 to August 1997, Mr. Rhineberger was a Vice President of Shaw Industries, Inc., a carpet manufacturer, with responsibility for retail operations. He previously held positions as a merchandising executive for Home Depot, President and Chief Executive Officer of Post Tool Retail Stores and Sun Flooring Distribution, each a subsidiary of West Union Company, President and General Manager of Sherwin Williams Floor World, a floor covering retail business, and various executive positions, including President and Chief Operating Officer, at Color Tile, a retail store chain.

         Andrew G. Sycoff, age 35, was appointed to the Board in October 2000 for a term expiring at the 2002 annual meeting of shareholders. He has also served on the Board of Directors of Paragon Industries Corp. since 1999. Since 1992, Mr. Sycoff has been President, Chief Executive Officer and Chairman of the Board of Andrew Garrett Inc., an investment bank and full service brokerage firm located in New York City, as well as Chief Executive Officer and Co-Chairman of the Board of Andrew Garrett Trading, Inc., a trading and NASDAQ market making firm. He previously held branch manager positions with Shamrock Partners and Paulson Securities. Mr. Sycoff has also held senior management and consulting positions within the real estate industry.

Actions by the Board in 2000

         During 2000, the Board took action, either at meetings or by consent, on a total of 20 occasions. No director attended or participated in fewer than 75% of the meetings or actions by consent while serving on the Board during 2000.

Committees and Committee Meetings

         The Board has an Audit Committee and a Compensation Committee. The Audit Committee is responsible for monitoring and reviewing the financial affairs and financial statements of the Company and performing related internal financial review procedures. The Compensation Committee is responsible for evaluating salary and bonus arrangements for all officers and key employees and for administering the Company's employee benefit plans.

         The Audit Committee and Compensation Committee were chaired by Alan S. Poole prior to his resignation from the Board in June 2000, when his role on both Committees was assumed by Mr. Rhineberger. Since October 2000, Mr. Sycoff has served on both Committees. Each of these Committees held one meeting during 2000.

Compensation of Directors

         No fees were paid to directors of the Company during 2000.

Executive Officers

         The executive officers of the Company prior to the Business Redirection were as follows:

                                                                                                     Officer of
                                                                                                      Base Ten
     Name                       Age                         Position                                    Since
     ----                       ---         --------------------------------------                   ----------

     Robert Hurwitz             57          Chairman of the Board                                       1999
     Stephen A. Cloughley       40          President and Chief Executive Officer                       1999
     William F. Hackett         50          Chief Financial Officer and Senior VP                       1997


         In connection with the Business Redirection, Mr. Cloughley was succeeded as President and Chief Executive Officer of the Company by Mr. Klinsport, and Mr. Hackett was succeeded as Chief Financial Officer by Kenneth
W. Riley. A summary of the business experience and background of Mr. Riley is included in the 2000 Annual Report, and Mr. Klinsport's background is summarized above. See "Incumbent Directors."

Beneficial Ownership Reporting

         Based on a review of reporting forms filed with the Securities and Exchange Commission by officers and directors of the Company to disclose changes in their beneficial ownership of the Company's common stock, none of the Company's officers or directors failed to file any required reports on a timely basis during 2000.

Item 10.  Executive Compensation

Compensation of Named Executive Officers

         The following table sets forth the total remuneration paid by the Company during the last three years to its Chief Executive Officer ("CEO") and all other executive officers who earned over $100,000 in any of those years (collectively with the CEO, the "Named Officers"). The information includes base salaries, bonus awards and long-term incentive plan payouts, as well as the number of stock options and stock appreciation rights ("SARs") granted and any other compensation, whether paid or deferred.


                                             SUMMARY COMPENSATION TABLE

                                            Annual Compensation         Long Term Compensation
Name and 2000                           --------------------------      ----------------------         All Other
Principal Position           Year        Salary     Bonus  Other(1)      Option/SAR Awards (#)       Compensation
------------------          -------     ---------   -----  -----         ---------------------       ------------

Edward J. Klinsport          2000......$   13,461        --   --               10,000                        --
CEO after 10/29/00

Stephen A. Cloughley(2)      2000......   155,769        --   --                   --                  $ 97,962
CEO until 10/29/00           1999......    74,923        --   --               55,000                    71,524
                             1998......   137,308   $25,000   --              150,000                        --

William F. Hackett(3)        2000......   151,442        --   --                   --                    90,000
SVP and CFO                  1999......   174,808        --   --                   --                        --
                             1998......   166,923    25,000   --              195,000                        --

Robert J. Bronstein(4)       2000......    58,462        --   --                   --                   204,088
Divisional President         1999......   107,692    40,000   --               60,000                    41,706

--------------------
     (1) Perquisites and other benefits did not exceed 10% of any named officer's total annual salary.
     (2) Other compensation received by Mr. Cloughley consisted of severance payments, forgiveness of an employee loan and compensation deferred from 1999. His employment terminated on October 29, 2000. See "Executive Compensation - Termination Agreements."
     (3) Other compensation received by Mr. Hackett consisted of severance payments. His employment terminated on October 27, 2000. See "Executive Compensation - Termination Agreements."
     (4) Other compensation received by Mr. Bronstein in 1999 consisted of accrued vacation payments assumed in connection with the Company's acquisition of Mr. Bronstein's prior employer. Other compensation received by him in 2000 consisted of severance and accrued vacation payments. His employment terminated on April 1, 2000.

Stock Options

         The following table shows information on stock options granted to the Named Officers during 2000. No additional tabular information on unexercised options held by the Named Officers is provided in this Proxy Statement since no options were exercised by any of them during 2000.

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              Individual Grants                             Potential Realizable Value
                      --------------------------------------------------------------------       at Assumed Annual
                          Number of         % of Total                                          Rates of Stock Price
                          Securities       Options/SARs        Exercise                           Appreciation for
                          Underlying        Granted to         or Base                             Option Term(1)
                         Options/SARs      Employees in         Price          Expiration     -------------------------
Name                       Granted          Fiscal Year         ($/Sh)            Date          5% ($)         10% ($)
----                  ----------------    ------------------   ---------       ----------     --------       ---------
Edward J. Klinsport          10,000            6.5%              $0.69         7/11/2010        $4,325         $10,925
Stephen A. Cloughley(2)          --             N/A                N/A            N/A              N/A             N/A
William F. Hackett(2)            --             N/A                N/A            N/A              N/A             N/A
Robert J. Bronstein(2)           --             N/A                N/A            N/A              N/A             N/A

-----------------------
     (1) Information on the potential realizable value of stock options is based solely on assumed rates of appreciation (5% and 10% per annum) pursuant to rules of the Securities and Exchange Commission. Actual gains, if any, upon exercise of options and sales of the underlying shares of the Company's Class A common stock will be dependent on future performance and stock market conditions, which may not reflect the potential realizable values shown in the table.
     (2) The employment of Messrs. Cloughley, Hackett and Bronstein terminated on October 29, 2000, October 27, 2000 and April 1, 2000, respectively.

Termination Agreements

         The Company entered into an agreement with William F. Hackett in connection with his resignation as Chief Financial Officer, Senior Vice President, Secretary and Treasurer on October 27, 2000, providing for a contemporaneous severance payment of $90,000 plus a contingent payment of $85,000 based on satisfactory resolution of various matters, including obligations under the Company's Trenton, New Jersey office lease, a breach of contract claim by a former customer and the windup of subsidiary operations in Mechelen, Belgium. In February 2001, Mr. Hackett agreed to accept $20,000 and an assignment of a country club membership maintained by the Company in lieu of the stipulated contingent payment.

         The Company entered into an agreement with Stephen A. Cloughley in connection with his resignation as President and Chief Executive Officer on October 29, 2000, providing for a contemporaneous severance payment of $72,000, consulting fees totaling $22,500 for transitional services through year end and contingent compensation estimated at $7,500 upon sale of the Company's Clinical Software business.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee is chaired by Mr. Rhineberger, who has served on the Committee since 1999. Mr. Klinsport was appointed to the Committee upon his election to the Board in June 2000 and served in that capacity until being named President and Chief Executive Officer in October 2000. At that point, Mr. Sycoff was added as the second member of the Committee. Neither Mr. Rhineberger nor Mr. Sycoff have ever served as an officer of the Company or had any related party transactions with the Company other than consulting arrangements with a firm owned by Mr. Rhineberger. See "Certain Relationships and Related Transactions."

Compensation Committee Report on Executive Compensation

         Compensation Policy. Base Ten's executive compensation program is designed to remunerate its executives fairly and provide additional incentive for them to remain with the Company and maximize their performance on its behalf. The compensation program consists of base salary, annual incentive bonus and periodic grants of stock options. The Board's objective, reflected in recommendations by the Compensation Committee, is to integrate these compensation components with the annual and long term performance of the Company as well as the achievements and contributions of the individual executives. In this way, the Compensation Committee believes the Company's compensation program enables it to balance the relationship between compensation and performance in the best interests of the shareholders.

         Base Salary. Base salaries for 2000 were established at the beginning of the year based on the Compensation Committee's assessment of each Named Officer's (i) overall performance, (ii) position and responsibilities, (iii) contribution, experience and relative importance to the enterprise, (iv) prior year's compensation in comparison with salaries for similarly situated executives at comparable companies and (v) the Company's financial condition, prior year's financial performance and success or failure in meeting strategic objectives for the prior year. In making its recommendations, the Compensation Committee did not assign any specific weight to any particular factor or attempt to correlate base salaries in relation to any group of comparable companies. Instead, it considered the entire mix of factors in the aggregate and made subjective determinations to arrive at recommendations it considered appropriate. The same criteria were applied by the Compensation Committee in its base salary recommendation for Mr. Klinsport prior to the commencement of his employment as CEO in October 2000.

         Bonus Compensation. Each executive officer is eligible for an annual incentive bonus at a predetermined percentage of his base salary if results relating to his position are achieved. In determining the appropriate percentage of base salary for bonus awards at the beginning of 2000, the Compensation Committee assessed (i) the same mix of factors used to determine base salaries and (ii) the perceived competitiveness of each Named Officer's total compensation package, including stock options. In view of the Company's disappointing financial and strategic results for 1999, no bonus awards were made to the Named Officers in 2000.

         Stock Options. Stock options are granted to each Named Officer from time to time based on a subjective assessment of (i) the entire mix of factors used to determine his annual incentive bonus, but without regard to cost containment considerations, and (ii) the amount and terms of stock options already held by the officer. None of the Named Officers received stock options in 2000 other than Messrs. Klinsport and Riley, in view of their ongoing roles in the Business Redirection. As part of the compensation package offered to Mr. Klinsport as successor CEO in October 2000, he received an option to purchase 10,000 shares of Class A common stock at its closing price on the date of grant. See "Stock Options" above.

         Conclusion. The Committee believes that the executive compensation policies implemented through its recommendations serve the interests of Base Ten's shareholders and the long range goals of the Company.

This report has been approved by the following
members of the Compensation Committee:   JOHN C. RHINEBERGER    ANDREW G. SYCOFF


Performance Graph

         The following graph compares the yearly percentage change in the Company's cumulative total shareholder return with the cumulative return (assuming reinvestment of dividends) of (i) the Nasdaq Market Index and (ii) the MG Industry Group 821, Application Software, Information Technology and Services, Media General Financial Services, P.O. Box 85333, Richmond, Virginia 23293 (accessible through Industriscope, Dialog and Dow Jones News Retrieval). MG Industry Group 821 includes both the Company's Class A and Class B common stock.


-------------------------------- ----------- ------------ ------------- ----------- ------------ ------------ ------------
                                  10/31/95    10/31/96      10/31/97     10/31/98    12/31/98     12/31/99     12/31/00
                                 ----------- ------------ ------------- ----------- ------------ ------------ ------------
Base Ten - Class A                 100.00       91.40        124.73        25.54       27.96         4.09         0.17
-------------------------------- ----------- ------------ ------------- ----------- ------------ ------------ ------------
MG Industry Group 821              100.00      128.42        192.28       248.60      320.70       613.60       335.35
-------------------------------- ----------- ------------ ------------- ----------- ------------ ------------ ------------
NASDAQ Market Index                100.00      117.43        153.90       174.02      216.65       382.11       240.17
-------------------------------- ----------- ------------ ------------- ----------- ------------ ------------ ------------

[GRAPH OMITTED]

Item 11.  Security Ownership by Principal Shareholders and Management

         The following table shows the number of shares of common stock beneficially owned as of April 30, 2001 by:

     o each person known to beneficially own more than 5% of the common stock
     o each current director
     o each Named Officer
     o the current directors and executive officers as a group


                                                      Class A                       Class B
                                                    Common Stock                  Common Stock
                                                    Beneficially                  Beneficially         Percentage
5% Shareholders                                        Owned                          Owned             of Class
---------------                                    -------------                  -------------      --------------
Jesse Upchurch(1)................................     2,432,303                        --                   40.6%

Executive Officers and Directors

Edward J. Klinsport(2)...........................        10,000                        --                      *
Andrew Sycoff(2).................................        88,666                        --                    1.5%
John C. Rhineberger(2)...........................        10,200                        --                      *
Stephen A. Cloughley.............................            --                        --                     --
William F. Hackett...............................            --                        --                     --
Robert Bronstein.................................            --                        --                     --
Current directors and executive officers(2)
   as a group (3 persons)........................       108,866                        --                    1.8%

----------------------
     *   Less than 1% of class.
     (1) The address of Mr. Upchurch is 500 Main Street, Fort Worth, TX 76102. Represents (a) 1,528,573 shares held directly by Mr. Upchurch, (b) 703,730 shares held directly by the Constance J. Upchurch Family Trust, of which Mr. Upchurch is the executor and beneficiary, and (c) 200,000 shares issuable upon the exercise of warrants.
     (2) Includes options or warrants exercisable within 60 days by (a) Messrs. Rhineberger and Klinsport for 10,000 shares each, (b) Mr. Sycoff for 79,000 shares, and (c) all current directors and executive officers as a group for 99,000 shares.
     (3) Messrs. Cloughley and Hackett each resigned in the last week of October 2000 and Mr. Bronstein on April 1, 2000.


Item 12.  Certain Relationships and Related Transactions

         A firm owned by John C. Rhineberger, a director and member of the Compensation and Audit Committees since May 1999, has served as a consultant to Base Ten for strategic advice in connection with the disposition of its software operations. The consulting contract provides for total payments of $100,000, of which $25,000 was paid in 2000.

         It is the Company's policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm's length basis from unrelated parties.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of April, 2001.

                             BASE TEN SYSTEMS, INC.


By:         /s/ Kenneth W. Riley                                       By:        /s/ Edward J. Klinsport
   -----------------------------------------                              -----------------------------------------
              Kenneth W. Riley                                                      Edward J. Klinsport
           Chief Financial Officer                                          President and Chief Executive Officer
 (Principal Financial and Accounting Officer)                                    (Principal Executive Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Registrant's annual report on Form 10-KSB has been signed by the following persons in the capacity and on the date indicated.


                                                               Title                                    Date
                                                               -----                                    ----
Edward J. Klinsport                                          Directors
John C. Rhineberger*
Andrew G. Sycoff*

By:           /s/ Edward J. Klinsport                                                                April 26, 2001
     ---------------------------------------
     Edward J. Klinsport, individually and
     as attorney-in-fact*