Form 10QSB
period 2001-03-31
BASE TEN SYSTEMS INC
filed 2001-05-15
CIK 10242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended March 31, 2001                  Commission File No. 0-7100

                             BASE TEN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

New Jersey                                             22-1804206
(State of incorporation)                            (I.R.S. Employer
                                                   Identification No.)

528 Primrose Court
Belle Mead, N.J.                                         08502
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (609) 359-1867


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO /_/

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                    Title of Class                    Outstanding at May 1, 2001

         Class A Common Stock, $5.00 par value                5,338,812

         Class B Common Stock, $5.00 par value                   12,623

================================================================================

                             Base Ten Systems, Inc.
                                And Subsidiaries

                                      Index

Part I.       Financial Information                                                                           Page
              Item 1.  Financial Statements

              Consolidated Balance Sheet - March 31, 2001 (unaudited)........................................   1

              Consolidated Statements of Operations - Three months ended March 31, 2001
                and 2000 (unaudited).........................................................................   2

              Consolidated Statement of Common Stock and Other Shareholders' Equity  -
                Three months ended March 31, 2001 (unaudited)................................................   3

              Consolidated Statements of Cash Flows - Three months ended March 31, 2001
                and 2000 (unaudited).........................................................................   4

              Notes to Consolidated Financial Statements.....................................................   5

              Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................................   9

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................  11


Part II.      Other Information

              Item 6.  Exhibits and Reports on Form 8-K......................................................  12

                     Base Ten Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                   (unaudited)

                    (dollars in thousands, except par value)

                                     Assets

                                                                              March 31,
                                                                                2001
                                                                           ------------
Current Assets:
   Cash  and cash equivalents.......................................       $      1,780
   Other current assets.............................................                318
   Current assets of discontinued operations........................                 75
                                                                           ------------
        Total Current Assets........................................              2,173

Equipment, net......................................................                  5
Other assets........................................................                 10
Non current assets of discontinued operations.......................                 --
                                                                           ------------
        Total Assets                                                       $      2,188
                                                                           ============


            Liabilities, Common Stock and Other Shareholders' Equity
Current Liabilities:
   Accounts payable.................................................       $         32
   Accrued expenses.................................................                464
                                                                           ------------
        Total Current Liabilities...................................                496
                                                                           ------------
Commitments and Contingencies
Redeemable Convertible Preferred Stock:
   Series B Preferred Stock, $1.00 par value, 994,201 shares
      authorized, 0 shares issued and outstanding...................                 --

Common Stock and Other Shareholders' Equity (Deficit):
   Class A Common Stock, $5.00 par value, 27,000,000 shares
      authorized; 5,358,812 shares issued and 5,338,812 outstanding.             26,794

   Class B Common Stock, $5.00 par value, 400,000 shares authorized;
      issued and outstanding 12,623 shares..........................                 63
   Additional paid-in capital.......................................             68,481
   Accumulated deficit..............................................            (93,406)
                                                                           ------------
                                                                                  1,932

   Accumulated other comprehensive gain.............................                 41
   Treasury Stock, 20,000 Class A Common Shares, at cost............               (281)
                                                                           ------------
        Total Common Stock and Other Shareholders' Equity...........              1,692
                                                                           ------------
        Total Liabilities, Common Stock and Other Shareholders' Equity     $      2,188
                                                                           ============

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (unaudited)

                  (dollars in thousands, except per share data)

                                                                        Three Months Ended
                                                                 March 31, 2001    March 31, 2000
                                                                 --------------------------------
General and administrative expenses..........................    $       (180)      $       (746)
Other income (expense), net..................................              75               (280)
                                                                 -------------------------------

Net loss from continuing operations..........................            (105)            (1,026)

Discontinued operations:
Loss from discontinued operations............................              --             (1,578)
                                                                 -------------------------------

Net loss from discontinued operations........................              --             (1,578)
                                                                 -------------------------------
Net loss.....................................................            (105)            (2,604)
                                                                 ===============================

Basic and diluted net loss per share:
      Continuing operations..................................    $      (0.02)      $      (0.20)
      Discontinued operations................................              --              (0.31)
                                                                 -------------------------------
Net loss per share...........................................    $      (0.02)      $      (0.51)
                                                                 ===============================

Weighted average common shares outstanding - basic
     and diluted.........................................           5,351,000          5,118,000
                                                                 -------------------------------

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

      Consolidated Statement of Common Stock and Other Shareholders' Equity
                                   (unaudited)

                             (dollars in thousands)

                                                                                                                       Total Common
                                                                                       Accumulated                      Stock and
                           Class A              Class B        Additional                 Other                            Other
                         Common Stock         Common Stock      Paid-In   Accumulated  Comprehensive   Treasury Stock  Shareholders'
                      Shares      Amount   Shares     Amount    Capital     Deficit        Loss        Shares   Amount    Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at           5,358,812   $26,794   12,623    $    63    $ 68,481   $(93,301)     $    34      (20,000)  $(281)    $ 1,790
====================================================================================================================================
December 31, 2000
Comprehensive
 Income (Loss):
   Net loss                 --        --       --         --          --       (105)          --           --      --        (105)
   Unrealized loss on
   securities
   available
   for sale                 --        --       --         --          --         --            7           --      --           7
                     ---------------------------------------------------------------------------------------------------------------
Total Comprehensive
Income (Loss)               --        --       --         --          --       (105)           7           --      --         (98)
------------------------------------------------------------------------------------------------------------------------------------
Balance at           5,358,812   $26,794   12,623    $    63    $ 68,481   $(93,406)     $    41      (20,000)  $(281)    $ 1,692
March 31, 2001
====================================================================================================================================

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                             (dollars in thousands)

                                                                      Three Months     Three Months
                                                                         Ended             Ended
                                                                     March 31, 2001   March 31, 2000
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
         Net loss.............................................       $       (105)    $     (2,604)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
         Net loss from discontinued operations................                 --            1,578
         Depreciation and amortization........................                  4              573
         Deferred gain on sale of building....................                 --               (5)
         Unrealized gain on investments.......................                  7               --
         Loss on disposition of assets........................                 34               --
Changes in operating assets and liabilities:
         Accounts receivable..................................                 --             (232)
         Other current assets.................................                 44              (41)
         Other assets.........................................                 --               25
         Accounts payable, accrued expenses and deferred revenue             (508)             432
--------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities.........................               (524)            (274)
--------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
         Additions to property, plant and equipment...........                 --              (21)
         Acquisition of Almedica, net of cash required........                 --              163
--------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities...........                 --              142
--------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
         Repayment of amounts borrowed........................                 --              (33)
         Proceeds from issuance of common stock...............                 --                4
--------------------------------------------------------------------------------------------------
Net Cash (Used in) provided by Financing Activities...........                 --              (29)
--------------------------------------------------------------------------------------------------
Cash Flows from Discontinued Operations:
         Net cash used in operating activities................                 --           (1,578)
--------------------------------------------------------------------------------------------------
Net Cash used in Discontinued Operations......................                 --           (1,578)
--------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash.......................                 --               (7)
--------------------------------------------------------------------------------------------------
Net (Decrease)/Increase In Cash...............................               (524)          (1,746)
Cash, beginning of period.....................................              2,304            5,843
--------------------------------------------------------------------------------------------------
Cash, end of period...........................................       $      1,780     $      4,097
--------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for interest.............       $         --     $        121

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2001
                                   (Unaudited)

A.   Basis of Presentation and Liquidity

     The financial statements of Base Ten Systems, Inc. and Subsidiaries (the "Company" or "Base Ten") have been prepared on the basis that its current operations are limited to administrative matters pending implementation of its strategy for redirection of its business within the electronics or other technology sectors. The Company has incurred significant operating losses and negative cash flows in recent years. In October 2000, Base Ten announced its decision to dispose of its remaining software operations and pursue alternative revenue generating or strategic opportunities. As described in Note G below, the Company has entered into an agreement to sell its clinical trials management software. The assets and liabilities associated with the Company's software operations have been adjusted to reflect their net realizable value upon disposition.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial position and operating results are reflected in the accompanying statements.

     Certain reclassifications reflecting discontinued operations have been made to prior period financial statements to conform to the current period presentation.

B.   Description of Business

     Base Ten was founded in 1966 and became publicly traded in 1968. Historically, the Company focused on designing and producing safety critical products for defense and space programs through its Government Technology Division ("GTD"). In response to declines in defense spending during the early 1990s, Base Ten sought to apply its know how in safety critical technology to develop commercial lines of business. The Company ultimately established separate divisions for its government technology ("GTD") and medical technology ("MTD") operations to address distinct challenges in those sectors. In 1997, the GTD was sold to Strategic Technology Systems, Inc. ("STS") in 1997.

     In October 2000, the Company entered into an Asset Purchase Agreement with ABB Automation, Inc. under which certain assets and liabilities of the Company's manufacturing execution software business ("MES") were sold for $2.0 million. Also in October 2000, the Company announced its intention to dispose of the clinical software business ("Clinical Software") and, in March 2001, entered into an agreement for the sale of the Clinical Software business to Almedica Advanced Technology LLC ("AAT"), a subsidiary of Almedica International, Inc. ("Almedica"). See Notes D and G below..

     The Company owns a minority interest in uPACs LLC ("uPACs"), which developed an ultrasound archiving communications system to digitize, record and store images on CD-ROM media as an alternative to film and video storage. uPACs ceased operations in the first quarter of 2000, and the accompanying financial statements reflect no value for the investment.

C.   Summary of Significant Accounting Policies

     Risks and Uncertainties - The Company has operated for several years in the software industry, which is highly competitive and rapidly changing. The Company incurred significant losses from these operations and has determined to redirect its business pursue alternative revenue generating or strategic opportunities in the electronics or other technology sectors. The redirected business will be subject to all of the risks inherent in a technology business, including claims by current and former customers for contractual or other unfulfilled commitments, potential for significant technological changes in the industry or in customer requirements, ability to attract and retain qualified employees, dependence on key personnel, limited senior management resources, protection of intellectual property rights and potentially long sales and implementation cycles.

     Reliance on Estimates - The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the value of its investments in AAT and uPACs, reserves for claims by customers and vendors for contractual or other unfulfilled commitments, deferred tax asset valuation reserves and the value of assets and liabilities to be disposed of, all of which could differ from actual values.

D.   Acquisitions

     Almedica Technology Group Acquisition and Disposition - On June 11, 1999, the Company acquired all of the outstanding stock of Almedica Technology Group Inc., a wholly-owned subsidiary engaged in developing and distributing clinical studies software for the pharmaceutical industry. The stock of the subsidiary was acquired in exchange for 3,950,000 shares of the Company's Class A common stock (790,000 shares after adjustment for a reverse stock split in September 1999). At the time of the purchase, the Class A common stock traded for $0.90625 per share ($4.53125 after adjustment for the reverse stock split).The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired from Almedica (the "Clinical Assets") based on their estimated fair values. Management estimated the value of certain intangible assets to be $4.1 million as of the purchase date.

     In October 2000, Base Ten announced its decision to dispose of its Clinical Software business, including the Clinical Assets. In March 2001, the Company entered into an agreement with Almedica and AAT to contribute the Clinical Software assets to AAT in exchange for $75,000 and a 20% ownership interest in AAT. The Clinical Software assets are reflected in the accompanying financial statements at their estimated net realizable value of $75,000, with no value attributed to the interest in ATT to be received by Base Ten in the transaction. The sale of the Clinical Software assets is subject to approval by the Company's shareholders at the forthcoming annual meeting of shareholders.

E.   Redeemable Convertible Preferred Stock

     In July 2000, the holders of the Company's Series B preferred stock converted 5,000 of their shares into 250,000 shares of Class A common stock. The Company also repurchased their remaining shares of Series B preferred stock and 269,560 Class A common stock purchase warrants for approximately $1.1 million. As a result of these transactions, the Series B preferred stock was eliminated, the Shareholders' Equity section of the Company's balance sheet increased by approximately $17.9 million and a gain of $11.7 million was recorded on the repurchase of the Series B preferred stock.

F.   Net Income (Loss) Per Share

     The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share, which excludes dilution, and Diluted Earnings Per Share, which includes potential dilution. The following table sets forth a reconciliation of the numerators and denominators used to calculate income
     (loss) per share in the Consolidated Statements of Operations.

                  (dollars in thousands, except per share data)

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                 March 31, 2001   March 31, 2000
--------------------------------------------------------------------------------
Loss per common share-basic:
Net loss from continuing operations               $      (105)     $    (1,026)
Net loss from discontinued operations                      --      $    (1,578)
--------------------------------------------------------------------------------
Net loss to common shareholders (numerator)
                                                  $      (105)     $    (2,604)
--------------------------------------------------------------------------------
Weighted average shares - basic (denominator)       5,351,000        5,118,000
--------------------------------------------------------------------------------
      Net loss per common share-basic             $     (0.02)     $     (0.51)
--------------------------------------------------------------------------------

Loss per common share - diluted:
Net loss from continuing operations               $      (105)     $    (1,026)
Net loss from discontinued operations                      --      $    (1,578)
--------------------------------------------------------------------------------
Net loss to common shareholders (numerator)
                                                  $      (105)     $    (2,604)
--------------------------------------------------------------------------------
Weighted average shares                             5,351,000        5,118,000
Effect of dilutive options / warrants                      --              --
--------------------------------------------------------------------------------
Weighted average shares-fully diluted               5,351,000        5,118,000
(denominator)
--------------------------------------------------------------------------------
      Net loss per common share-diluted           $     (0.02)     $     (0.51)
--------------------------------------------------------------------------------

     Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods ended March 31, 2001 and 2000 and, therefore, were not included in the calculation of diluted earnings per share.

G.   Discontinued Operations

     Sale of MES Software to ABB

     On October 10, 2000, the Company entered into an Asset Purchase Agreement with ABB Automation Inc. ("ABB"). Under the terms of the Agreement, ABB purchased the assets relating to the Company's MES business for $2.0 million. Assets transferred to ABB as part of the transaction included patents, copyrights, trademarks and tradenames, data, contracts, accounts receivable, employees, equipment and software deployed in the Company's MES business.

     Sale of Base Ten Systems NV to Kris Adriaenssens

     The Company entered into an agreement, effective on November 1, 2000, with Kris Adriaenssens, a consultant to Base Ten, under which Mr. Adriaenssens received 100% of the shares of Base Ten Systems NV, the Company's Belgian subsidiary, in exchange for consulting services. At the time of the transaction, the subsidiary had no operations or employees. The assets of the subsidiary at the sale date consisted primarily of office equipment and automobiles, and its liabilities primarily included leases of office space, equipment and automobiles.

     Sale of Clinical Software to Almedica Advanced Technology LLC

     In March 2001, Base Ten signed an agreement, subject to shareholder approval, to sell its Clinical Software business to AAT. See Note D above.

     The following table presents the results of operations for it's the Company's discontinued product lines for the three months ended March 31, 2001 and 2000:

                  (dollars in thousands, except per share data)

                                              Three months      Three months
                                            ended March 31,   ended March 31,
                                                  2001             2000
                                            -----------------------------------

 License and related revenue..............      $        --      $       122
 Services and related revenue.............               --              849
                                            -----------------------------------
                                                         --              971
                                            -----------------------------------

 Cost of revenues.........................               --            1,134
 Research and development.................               --              530
 Selling and marketing....................               --              658
 General and administrative...............               --              418
 Other (income) expense...................               --             (191)
                                            -----------------------------------
                                                         --            2,549

                                            -----------------------------------
 Loss from discontinued operations........               --           (1,578)
                                            -----------------------------------

H.   Income Taxes

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $77 million which expire in the years 2005 through 2020. A 100% valuation allowance has been provided against this deferred tax asset. There is no provision for deferred or current income taxes for the three months ended March 31, 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Base Ten was engaged for its first quarter century in development and manufacturing of safety critical software components for defense and aerospace markets. In response to declines in defense spending during the early 1990s, the Company sought ways to apply its safety critical know how to commercial applications for healthcare and other regulated industries. The Company ultimately established divisions for its government technology ("GTD") and medical technology ("MTD") operations to address distinct challenges in those sectors. MTD operations were initially focused on development of pharmaceutical manufacturing execution systems ("MES") designed to address increasing cost containment and compliance pressures in that sector. Base Ten later identified the clinical trials market as an additional opportunity to apply its core technology, ultimately developing clinical trials management software ("Clinical Software") designed to support supplies management and compliance with traceability requirements.

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

         Despite the perceived potential for its MES offerings, Base Ten encountered unanticipated difficulties integrating its MES software with the wide variety of legacy computer systems deployed in pharmaceutical manufacturing facilities. Its inability to overcome these obstacles by standardizing its MES products and providing migration paths resulted in project termination by a major customer during the first quarter of 2000. Although Base Ten reallocated resources to other projects requiring less substantial customization, it continued to encounter problems in MES integration with customer legacy systems.

         Base Ten also encountered various technological and marketing difficulties in the introduction of its Clinical Software offerings, including two partially developed software suites acquired from Almedica International, Inc. ("Almedica") in June 1999. Neither the internally developed nor acquired offerings generated adequate sales to cover associated development and marketing expenses. As a result, the Company's operating losses aggregated $48.5 million during the last three years. In view of these limitations, the Company anticipates that the Clinical Software business, if retained, would continue to operate at a loss.

Redirection of Business

         In response to Base Ten's limited financial, technical and marketing resources available to commercialize its Clinical Software products, the Company announced its decision in October 2000 to discontinue MES operations and pursue revenue generating or strategic opportunities in sectors requiring less capital resources, technological development and time to market uncertainties. Areas of opportunity could include electronic component subcontracting or other markets currently under served where demand can be expected to exceed supply during the foreseeable future. While the Company also believes its realigned board of directors and senior management team brings the skills and experience to implement its business redirection, successful execution of that strategy will ultimately depend not only on factors within its control, including technical competence, high quality workmanship and timely delivery at reasonable prices, but also on general economic conditions, availability of skilled technicians and other factors partially or entirely beyond its control.

         As part of its business redirection, the Company sold its MES assets for $2 million in October 2000. The purchaser also agreed to employ members of the MES staff and assume the Company's unsatisfied commitments under MES related license agreements. Base Ten has further reduced its work force through a staff reduction plan and attrition. The Company has also sold or closed its operations in Trenton and Parsippany, New Jersey, California, England and Belgium, resulting in the elimination of annual rent obligations aggregating approximately $830,000. In addition, during March 2001, Base Ten entered into an agreement with Almedica and its wholly owned limited liability company ("Almedica LLC") to contribute the Clinical Software assets to Almedica LLC in exchange for $75,000 and a 20% ownership interest in Almedica LLC. The sale of the Clinical Software assets is subject to approval by the Company's shareholders at the forthcoming annual meeting of shareholders.

Results of Continuing Operations

         General. In view of the Company's determination in the fourth quarter of 2000 to dispose of its MES and Clinical Software businesses and pursue other revenue generating or strategic opportunities, its consolidated financial statements included in this Report account separately for continuing operations comprised of general overhead, rent and other infrastructure costs not attributable to discontinued operations.

         Three Months Ended March 31, 2001 and 2000. The Company incurred losses from continuing operations aggregating $105,000 in the first quarter of 2001 and $1,026,000 in the corresponding quarter of 2000. The losses were primarily from general and administrative expenses allocable to continuing operations, which decreased to $180,000 in the first quarter of 2001 from $746,000 in the same quarter last year. The decrease resulted from reductions of $217,000 in outside professional services, $170,000 in office expenses and $150,000 in personnel and related costs. Results of continuing operations also reflect other income of $75,000 in the first quarter of 2001 versus $280,000 of other expenses in the prior period primarily from foreign exchange losses and interest on capital leases.

Results of Discontinued Operations

         General. The consolidated financial statements of the Company included in this Report account for its MTD business as discontinued operations in view of the sales of its MES and Clinical Software assets. Accordingly, all items of income and expense attributable to the software operations for all periods presented in the consolidated financial statements are aggregated and identified on a net basis as gain or loss from discontinued operations. Individual items of income and expense from discontinued operations are set forth in Note G to the consolidated financial statements accompanying this Report.

         Three Months Ended March 31, 2001 and 2000. The Company ceased all revenue generating operations at the end of 2000. Accordingly, it recognized no gain or loss from discontinued operations for the three months ended March 31, 2001. During the quarter ended March 31, 2000, the Company incurred a loss from discontinued operations of $1,578,000. The loss in the first quarter of 2000 was comprised of (1) $1,134,000 in costs of revenues, (2) research and development costs of $530,000, (3) sales and marketing expenses of $658,000 and (4) general and administrative charges of $418,000. These expenses were partially offset by revenue of $970,000 and other income of $191,000.

Liquidity and Capital Resources

         General. The financial statements of the Company have been prepared on the basis that its current operations will be discontinued. The Company has incurred significant operating losses and negative cash flows in recent years. In view of the Company's determination to dispose of its Clinical Software business and pursue revenue generating or strategic opportunities, its consolidated financial statements included in this Report account for the assets and liabilities associated with its software operations based on their net realizable value upon disposition. The expected value for the Company's Clinical Software business reflect the terms of its agreement with Almedica. There can be no assurance that, in the event of liquidation, the Company would realize the recorded value for all of its assets.

         Liquidity. The Company's working capital increased from $1,675,000 at December 31, 2000 to $1,679,000 at March 31, 2001. As part of the planned redirection of its business, Base Ten entered into agreements during the first quarter of 2001 for the termination of lease obligations for offices and facilities in New Jersey and Belgium.

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

         In December 2000, the Company's Class A common stock was delisted from the Nasdaq SmallCap Market for failure to meet its $1.00 minimum bid requirement. In addition to reduced liquidity in the outstanding common stock and related risks to Base Ten's shareholders, the Company's ability to finance the planned redirection of its business through equity transactions could be substantially impaired.

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

                           Part II. Other Information


Item 6: Exhibits and Reports on Form 8-K

       (a) Exhibits:

     Exhibit
     Number:  Exhibit
     -------  -------
         3    Amended and Restated By-Laws of the Company (as of April 9, 2001)


        (b)   Reports on Form 8-K:  None



                                   Signatures


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



       Date:  May 15, 2001
                                  Base Ten Systems, Inc.
                                  (Registrant)




                                  By: Edward J. Klinsport
                                       -------------------------------------
                                       Edward J. Klinsport
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)





                                  By: Kenneth W. Riley
                                        -------------------------------------
                                       Kenneth W. Riley
                                       Chief Financial Officer
                                       (Principal Financial Officer)