Form 10QSB
period 2001-07-17
BASE TEN SYSTEMS INC
filed 2001-08-13
CIK 10242

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended June 30, 2001                   Commission File No. 0-7100

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



                  Title of Class                    Outstanding at July 17, 2001

     Class A Common Stock, $5.00 par value                 5,338,812

     Class B Common Stock, $5.00 par value                    12,623






================================================================================


                                                       Base Ten Systems, Inc.
                                                          And Subsidiaries

                                                                Index



Part I.       Financial Information                                                                           Page
              Item 1.  Financial Statements

              Consolidated Balance Sheet - June 30, 2001 (unaudited).........................................   1

              Consolidated Statements of Operations - Three and Six Months ended June 30, 2001
                and 2000 (unaudited).........................................................................   2

              Consolidated Statement of Common Stock and Other Shareholders' Equity -
                Six months ended June 30, 2001 (unaudited)...................................................   3

              Consolidated Statements of Cash Flows - Six months ended June 30, 2001
                and 2000 (unaudited).........................................................................   4

              Notes to Consolidated Financial Statements.....................................................   5

              Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................................   9

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................  11


Part II.      Other Information

              Item 6.  Exhibits and Reports on Form 8-K......................................................  12

                     Base Ten Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                   (Unaudited)

                       ($ in thousands, except par value)

                                     Assets

                                                                              June 30,
                                                                                2001
                                                                        -----------------
Current Assets:
   Cash  and cash equivalents.......................................       $      1,576
   Other current assets.............................................                264
   Current assets of discontinued operations........................                 75
                                                                        -----------------
        Total Current Assets........................................              1,915

Equipment, net......................................................                  3
Other assets........................................................                 10
Non current assets of discontinued operations.......................                 --
                                                                        -----------------
        Total Assets                                                       $      1,928
                                                                        =================


            Liabilities, Common Stock and Other Shareholders' Equity
Current Liabilities:
   Accounts payable.................................................       $         61
   Accrued expenses.................................................                456
                                                                        -----------------
        Total Current Liabilities...................................                517
                                                                        -----------------
Commitments and Contingencies
Redeemable Convertible Preferred Stock:
   Series B Preferred Stock, $1.00 par value, 994,201 shares
      authorized, 0 shares issued and outstanding...................                 --

Common Stock and Other Shareholders' Equity (Deficit):
   Class A Common Stock, $5.00 par value, 27,000,000 shares
      authorized; 5,358,812 shares issued and 5,338,812 outstanding.             26,794

   Class B Common Stock, $5.00 par value, 400,000 shares authorized;
      issued and outstanding 12,623 shares..........................                 63
   Additional paid-in capital.......................................             68,481
   Accumulated deficit..............................................            (93,699)
                                                                        -----------------
                                                                                  1,639

   Accumulated other comprehensive gain.............................                 53
   Treasury Stock, 20,000 Class A Common Shares, at cost............               (281)
                                                                        -----------------
        Total Common Stock and Other Shareholders' Equity...........              1,411
                                                                        -----------------
        Total Liabilities, Common Stock and Other Shareholders' Equity     $      1,928
                                                                        =================





               See Notes to the Consolidated Financial Statements

                                               Base Ten Systems, Inc. and Subsidiaries

                                                Consolidated Statements of Operations
                                                             (Unaudited)

                                               ($ in thousands, except per share data)

                                                                    Three Months Ended                      Six Months Ended
                                                                    ------------------                      ----------------
                                                             June 30, 2001       June 30, 2000      June 30, 2001      June 30, 2000
                                                          --------------------------------------------------------------------------
General and administrative expenses.....................    $       (307)       $       (925)      $       (487)      $     (1,671)
Other income (expense), net.............................              14                (157)                89               (438)
                                                         --------------------------------------------------------------------------

Net loss from continuing operations.....................            (293)             (1,082)              (398)            (2,109)

Discontinued operations:
Loss from discontinued operations.......................              --              (1,294)                --             (2,872)
                                                         --------------------------------------------------------------------------

Net loss from discontinued operations...................              --              (1,294)                --             (2,872)
                                                         --------------------------------------------------------------------------
Net loss................................................            (293)             (2,376)              (398)            (4,981)
                                                         ==========================================================================

Basic and diluted net loss per share:
      Continuing operations.............................    $      (0.05)       $      (0.21)      $      (0.07)      $      (0.41)
      Discontinued operations...........................              --               (0.25)                --              (0.56)
                                                         --------------------------------------------------------------------------
Net loss per share......................................    $      (0.05)       $      (0.46)      $      (0.07)      $      (0.97)
                                                         ==========================================================================

Weighted average common shares outstanding - basic
     and diluted....................................           5,351,000           5,120,000          5,351,000          5,119,000
                                                         --------------------------------------------------------------------------



               See Notes to the Consolidated Financial Statements

                                               Base Ten Systems, Inc. and Subsidiaries

                                Consolidated Statement of Common Stock and Other Shareholders' Equity
                                                             (Unaudited)

                                                          ($ in thousands)


                                                                                                                        Total Common
                                                                                                                          Stock and
                                                                                            Accumulated                     Other
                               Class A               Class B        Additional                Other                         Share-
                            Common Stock          Common Stock       Paid-In   Accumulated Comprehensive   Treasury Stock   holders'
                         Shares     Amount      Shares     Amount    Capital     Deficit       Gain       Shares    Amount   Equity
----------------------- ---------- ---------- ---------- ---------- ---------- ----------- ------------- -------- --------- --------
Balance at
December 31, 2000       5,358,812    $26,794     12,623    $    63    $ 68,481   $(93,301)   $    34      (20,000)  $(281)   $ 1,790
======================= ========== ========== ========== ========== ========== =========== ============= ======== ========= ========
Comprehensive
 Income (Loss):
   Net loss                    --         --         --         --         --       (398)         --            --       --    (398)
   Unrealized gain on                                                                                           --
   securities
   available
   for sale                    --         --         --         --         --         --          19                     --      19
                        ---------- ---------- ---------- ---------- ---------- ----------- ------------- -------- --------- --------
Total Comprehensive
Income (Loss)                  --         --         --         --         --       (398)         19            --       --    (379)
----------------------- ---------- ---------- ---------- ---------- ---------- ----------- ------------- -------- --------- --------
Balance at
June 30, 2001           5,358,812    $26,794     12,623    $    63    $ 68,481   $(93,699)   $    53      (20,000)  $(281)   $ 1,411
======================= ========== ========== ========== ========== ========== =========== ============= ======== ========= ========





               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                ($ in thousands)

                                                                     Six Months       Six Months
                                                                       Ended             Ended
                                                                   June 30, 2001     June 30, 2000
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
         Net loss.............................................       $       (398)    $     (4,981)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
         Net loss from discontinued operations................                 --            2,872
         Depreciation and amortization........................                  6            1,245
         Deferred gain on sale of building....................                 --              (10)
         Unrealized gain on investments.......................                 19               --
         Loss on disposition of assets........................                 34              194
Changes in operating assets and liabilities:
         Accounts receivable..................................                 --             (325)
         Other current assets.................................                 98               35
         Other assets.........................................                 --               25
         Accounts payable, accrued expenses and deferred revenue             (487)             479
-----------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities.........................               (728)            (466)
-----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
         Additions to property, plant and equipment...........                 --              (96)
         Proceeds from note receivable........................                 --              329
-----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities...........                 --              233
-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
         Repayment of amounts borrowed........................                 --              (66)
         Proceeds from issuance of common stock...............                 --                6
-----------------------------------------------------------------------------------------------------
Net Cash (Used in) provided by Financing Activities...........                 --              (60)
-----------------------------------------------------------------------------------------------------
Cash Flows from Discontinued Operations:
         Net cash used in operating activities................                 --           (2,872)
-----------------------------------------------------------------------------------------------------
Net Cash used in Discontinued Operations......................                 --           (2,872)
-----------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash.......................                 --                7
-----------------------------------------------------------------------------------------------------
Net Decrease In Cash..........................................               (728)          (3,158)
Cash, beginning of period.....................................              2,304            5,843
-----------------------------------------------------------------------------------------------------
Cash, end of period...........................................       $      1,576     $      2,685
-----------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for interest.............       $         --     $        241

                     Base Ten Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                         Six Months Ended June 30, 2001
                                   (Unaudited)


A.   Basis of Presentation and Liquidity

     The financial statements of Base Ten Systems, Inc. and Subsidiaries (the "Company" or "Base Ten") have been prepared on the basis that its current operations are limited to administrative matters pending implementation of its strategy for redirection of its business within the electronics or other technology sectors. The Company has incurred significant operating losses and negative cash flows in recent years. In October 2000, Base Ten sold part of its software business and announced its decision to dispose of its remaining software operations, with a view to pursuing alternative revenue generating or strategic opportunities. See Note G below. The assets and liabilities associated with the Company's software operations have been adjusted to reflect their net realizable value upon disposition.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial position and operating results are reflected in the accompanying statements.

     Certain reclassifications reflecting discontinued operations have been made to prior period financial statements to conform to the current period presentation.

B.   Description of Business

     Base Ten was founded in 1966 and became publicly traded in 1968. Historically, the Company focused on designing and producing safety critical products for defense and space programs. In response to declines in defense spending during the early 1990s, Base Ten sought to apply its know how in safety critical technology to develop commercial lines of business. The Company ultimately established separate divisions for its government technology ("GTD") and medical technology ("MTD") operations to address distinct challenges in those sectors. The GTD was sold to Strategic Technology Systems, Inc. in 1997.

     In October 2000, the Company sold its manufacturing execution software ("MES") business to ABB Automation, Inc. ("ABB") for $2.0 million and announced its intention to dispose of its clinical software ("Clinical Software") business. In March 2001, Base Ten entered into an agreement for the sale of the Clinical Software business to Almedica Advanced Technology LLC ("AAT"), a subsidiary of Almedica International, Inc. ("Almedica"). See Notes D and G below.

     The Company owns a minority interest in uPACs LLC ("uPACs"), which developed an ultrasound archiving communications system to digitize, record and store images on CD-ROM media as an alternative to film and video storage. Efforts to commercialize uPACs ceased in the first quarter of 2000, and the accompanying financial statements reflect no value for the investment.

C.   Summary of Significant Accounting Policies

     Risks and Uncertainties - The Company has operated for several years in the software industry, which is highly competitive and rapidly changing. The Company incurred significant losses from these operations and has determined to redirect its business to pursue alternative revenue generating or strategic opportunities in the electronics or other technology sectors. The redirected business will be subject to all of the risks inherent in a technology business, including the potential for significant technological changes in the industry or in customer requirements, claims by current and former customers for contractual or other unfulfilled commitments, ability to attract and retain qualified employees, limited financial, technical and managerial resources, protection of intellectual property rights and potentially long sales and implementation cycles.

     Reliance on Estimates - The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the value of its investments in Clinical Software assets and uPACs, reserves for claims by customers and vendors for contractual or other unfulfilled commitments, deferred tax asset valuation reserves and the value of assets and liabilities to be disposed of, all of which could differ from actual values.

D.   Acquisitions


     Almedica Technology Group Acquisition and Disposition - In June 1999, the Company acquired all of the outstanding stock of Almedica Technology Group Inc., a wholly-owned subsidiary of Almedica engaged in developing and distributing clinical studies software for the pharmaceutical industry. The stock of the subsidiary was acquired in exchange for 3,950,000 shares of the Company's Class A common stock (790,000 shares after adjustment for a reverse stock split in September 1999). At the time of the purchase, the Class A common stock traded for $0.90625 per share ($4.53125 after adjustment for the reverse stock split). The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired from Almedica (the "Clinical Assets") based on their estimated fair values. Management estimated the value of certain intangible assets to be $4.1 million as of the purchase date.


     In October 2000, Base Ten announced its decision to dispose of its Clinical Software business, including the Clinical Assets. In March 2001, the Company entered into an agreement with Almedica and AAT to contribute the Clinical Software assets to AAT in exchange for $75,000 and a 20% ownership interest in AAT. The Clinical Software assets are reflected in the accompanying financial statements at their estimated net realizable value of $75,000, with no value attributed to the interest in ATT to be received by Base Ten in the transaction. The sale of the Clinical Software assets is subject to various conditions, including approval by the Company's shareholders.

E.   Redeemable Convertible Preferred Stock

     In July 2000, the holders of the Company's Series B preferred stock converted 5,000 of their shares into 250,000 shares of Class A common stock. The Company also repurchased their remaining shares of Series B preferred stock and 269,560 Class A common stock purchase warrants for approximately $1.1 million. As a result of these transactions, the Series B preferred stock was eliminated, the Shareholders' Equity section of the Company's balance sheet increased by approximately $17.9 million and a gain of $11.7 million was recorded on the repurchase of the Series B preferred stock during July 2000.

F.   Net Income (Loss) Per Share

     The Company calculates earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share, which excludes dilution, and Diluted Earnings Per Share, which includes potential dilution. The following table sets forth a reconciliation of the numerators and denominators used to calculate income
     (loss) per share in the accompanying Consolidated Statements of Operations.

                                   (dollars in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                 Six Months Ended
                                                 June 30, 2001     June 30, 2000    June 30, 2001    June 30, 2000
--------------------------------------------------------------------------------------------------------------------
Loss per common share-basic:
Net loss from continuing operations               $      (293)     $    (1,082)      $      (398)     $    (2,109)
Net loss from discontinued operations                      --      $    (1,294)               --      $    (2,872)
--------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)       $      (293)     $    (2,376)      $      (398)     $    (4,981)
--------------------------------------------------------------------------------------------------------------------
Weighted average shares - basic (denominator)       5,351,000        5,120,000         5,351,000        5,119,000
--------------------------------------------------------------------------------------------------------------------
      Net loss per common share-basic             $     (0.05)     $     (0.46)      $     (0.07)     $     (0.97)
--------------------------------------------------------------------------------------------------------------------

Loss per common share - diluted:
Net loss from continuing operations               $      (293)     $    (1,026)      $      (398)     $    (2,108)
Net loss from discontinued operations                      --      $    (1,578)               --      $    (2,872)
--------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders (numerator)
                                                  $      (293)     $    (2,376)      $      (398)     $    (4,980)
--------------------------------------------------------------------------------------------------------------------
Weighted average shares                             5,351,000        5,120,000         5,351,000        5,119,000
Effect of dilutive options / warrants                      --              --                 --              --
--------------------------------------------------------------------------------------------------------------------
Weighted average shares-fully diluted               5,351,000        5,120,000         5,351,000        5,119,000
(denominator)
--------------------------------------------------------------------------------------------------------------------
      Net loss per common share-diluted           $     (0.05)     $     (0.46)      $     (0.07)     $     (0.97)
--------------------------------------------------------------------------------------------------------------------

     Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods ended June 30, 2001 and 2000 and, therefore, were not included in the calculation of diluted earnings per share.

G.   Discontinued Operations

     Sale of MES Software to ABB

     In October 2000, the Company sold its MES business to ABB for $2.0 million. Assets transferred to ABB as part of the transaction included patents, copyrights, trademarks and tradenames, data, contracts, accounts receivable, equipment and software deployed in the Company's MES business.

     Sale of Base Ten Systems NV to Kris Adriaenssens

     Effective November 1, 2000, the Company transferred 100% of the shares of Base Ten Systems NV, its Belgian subsidiary, to Kris Adriaenssens, a consultant to Base Ten, in exchange for consulting services. At the time of the transaction, the subsidiary had no operations or employees. The assets of the subsidiary at the sale date consisted primarily of office equipment and automobiles, and its liabilities included obligations under leases of office space, equipment and automobiles.

     Sale of Clinical Software to Almedica Advanced Technology LLC

     In March 2001, Base Ten entered into an agreement to sell its Clinical Software business to AAT, subject to shareholder approval. See Note D above.

     The following table presents the results of operations for the Company's discontinued product lines for the three months and six months ended June 30, 2001 and 2000:

                                             ($ in thousands, except per share data)

                                                            Three months      Three months       Six months       Six months
                                                           ended June 30,   ended June 30,    ended June 30,    ended June 30,
                                                                2001             2000              2001              2000
                                                          ----------------------------------------------------------------------
 License and related revenue....................              $        --      $        37       $        --       $       159
 Services and related revenue......................                    --              759                --             1,608
                                                          ----------------------------------------------------------------------
                                                                       --              796                --             1,767
                                                          ----------------------------------------------------------------------

 Cost of revenues..................................                    --              885                --             2,019
 Research and development..........................                    --              257                --               787
 Selling and marketing.............................                    --              614                --             1,272
 General and administrative........................                    --              500                --               919
 Other (income) expense............................                    --             (166)               --              (358)
                                                          ----------------------------------------------------------------------
                                                                       --            2,090                --             4,639
                                                          ----------------------------------------------------------------------
 Loss from discontinued operations.................                    --           (1,294)               --            (2,872)
                                                          ----------------------------------------------------------------------

H.   Income Taxes

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $78 million, expiring in the years 2005 through 2020. A 100% valuation allowance has been provided against this deferred tax asset. There is no provision for deferred or current income taxes for the six months ended June 30, 2001 and 2000.

I.   Contingencies

     The Company has recorded a good faith deposit of $100,000 as Other Current Assets. This amount was paid into escrow during the first quarter of 2001 in conjunction with the Company's discussions to purchase certain operating assets from Genesis Manufacturing, Inc. ("Genesis"). Base Ten withdrew from the discussions in February 2001, but the disposition of the deposit remains in litigation between Base Ten and Genesis. The Company's management believes the deposit will be returned to Base Ten, but the ultimate resolution of the funds cannot be assured.

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

         In 1997, the Company opted to concentrate on its MTD products both though internal development and acquisitions. At the end of that year, as part of this strategy, Base Ten completed the sale of its GTD assets and a related management restructuring. During the last three years, substantial resources were marshaled in MTD operations to refine, expand and deploy the Company's commercial software offerings.

         Despite the perceived potential for its MES offerings, Base Ten encountered unanticipated difficulties integrating its MES software with the wide variety of legacy computer systems deployed in pharmaceutical manufacturing facilities. Its inability to overcome these obstacles by standardizing its MES products and providing migration paths resulted in project termination by a major customer during the first quarter of 2000. Although Base Ten reallocated resources to other projects requiring less substantial customization, it continued to encounter problems in MES integration with customer legacy systems. As a result, Base Ten sold its MES assets for $2 million in October 2000. The purchaser also agreed to employ members of the MES staff and assume the Company's unsatisfied commitments under MES related license agreements.

         Base Ten also encountered various technological and marketing difficulties in the introduction of its Clinical Software offerings, including two software suites acquired from Almedica International, Inc. ("Almedica") in June 1999. Neither the internally developed nor acquired offerings generated adequate sales to cover associated development and marketing expenses, contributing to the Company's operating losses aggregating $48.5 million during the last three years. The Company anticipates that the Clinical Software business, if retained, would continue to operate at a loss.

Redirection of Business

         In response to Base Ten's limited financial, technical and marketing resources available to commercialize its Clinical Software products, the Company announced its decision in October 2000 to discontinue its remaining MTD operations and pursue revenue generating or strategic opportunities in sectors requiring less capital resources, technological development and time to market uncertainties. Areas of opportunity could include emerging technology or other markets currently under-served where demand can be expected to exceed supply during the foreseeable future. Successful execution of the Company's business redirection strategy will depend not only on factors within its control, including technical competence, high quality workmanship and timely delivery at reasonable prices, but also on general economic conditions, availability of skilled technicians and other factors partially or entirely beyond its control.

         As part of its business redirection, Base Ten has reduced its work force through a staff reduction plan and attrition. The Company has also sold or closed its operations in Trenton and Parsippany, New Jersey, California, England and Belgium, resulting in the elimination of annual rent obligations aggregating approximately $830,000. In addition, during March 2001, Base Ten entered into an agreement with Almedica International Inc. ("Almedica") and its wholly owned limited liability company ("Almedica LLC") to contribute the Clinical Software assets to Almedica LLC in exchange for $75,000 and a 20% ownership interest in Almedica LLC. The sale of the Clinical Software assets is subject to various conditions, including approval by the Company's shareholders.

Results of Continuing Operations


         General. In view of the Company's determination in the fourth quarter of 2000 to dispose of its Clinical Software businesses following the MES sale and pursue other revenue generating or strategic opportunities, its consolidated financial statements included in this Report account separately for continuing operations comprised of general overhead, rent and other infrastructure costs not attributable to discontinued operations.


         Three Months Ended June 30, 2001 and 2000. The Company incurred losses from continuing operations aggregating $293,000 in the second quarter of 2001 and $1,082,000 in the corresponding quarter of 2000. The losses were primarily from general and administrative expenses allocable to continuing operations, which decreased to $307,000 in the second quarter of 2001 from $925,000 in the same quarter last year. The decrease resulted from reductions of $237,000 in personnel and related costs, $157,000 in office expenses and $104,000 in outside professional services. Results of continuing operations also reflect other income of $14,000 in the second quarter of 2001 versus $157,000 of other expenses in the prior period primarily from foreign exchange losses and interest on capital leases.


         Six Months Ended June 30, 2001 and 2000. The Company incurred losses from continuing operations aggregating $398,000 in the six months ended June 30, 2001 and $2,109,000 in the corresponding period of 2000. The losses were primarily from general and administrative expenses allocable to continuing operations, which decreased to $487,000 in the six months ended June 30, 2001 from $1,671,000 in the same period last year. The decrease resulted from reductions of $388,000 in personnel and related costs, $328,000 in office expenses and $322,000 in outside professional services. Results of continuing operations also reflect other income of $89,000 in the six months ended June 30, 2001 versus $438,000 of other expenses in the prior period primarily from foreign exchange losses and interest on capital leases.


Results of Discontinued Operations

         General. The consolidated financial statements of the Company included in this Report account for its MTD business as discontinued operations in view of the sale of its MES assets and agreement for the sale of its Clinical Software assets. Accordingly, all items of income and expense attributable to the software operations for all periods presented in the consolidated financial statements are aggregated and identified on a net basis as gain or loss from discontinued operations. Individual items of income and expense from discontinued operations are set forth in Note G to the consolidated financial statements accompanying this Report.

         Three Months Ended June 30, 2001 and 2000. The Company ceased all revenue generating operations at the end of 2000. Accordingly, it recognized no gain or loss from discontinued operations for the three months ended June 30, 2001. During the quarter ended June 30, 2000, the Company recognized a loss of $1.3 million from discontinued operations, comprised of $885,000 in costs of revenues, $257,000 in research and development costs, $614,000 in sales and marketing expenses and $500,000 of general and administrative charges. These expenses were partially offset by revenue of $796,000 and other income of $166,000.

         Six Months Ended June 30, 2001 and 2000. The Company recognized no gain or loss from discontinued operations for the six months ended June 30, 2001. During the corresponding period last year, Base Ten recognized a loss of $2.9 million from discontinued operations, comprised of $2.1 million in costs of revenues, $787,000 in research and development costs, $1.3 million in sales and marketing expenses and $919,000 in general and administrative charges. These expenses were partially offset by revenue of $1.8 million and other income of $358,000.


Liquidity and Capital Resources

         General. The accompanying consolidated financial statements have been prepared on the basis that its current operations will be discontinued. The Company has incurred significant operating losses and negative cash flows in recent years. In view of the Company's determination to dispose of its Clinical Software business and pursue revenue generating or strategic opportunities, its consolidated financial statements account for the assets and liabilities associated with its software operations based on their net realizable value upon disposition. The expected value of the Company's Clinical Software business reflect the terms of its agreement with Almedica. There can be no assurance that, in the event of liquidation, the Company would realize the recorded value for all of its assets.

         Liquidity. The Company's working capital decreased from $1.7 million at December 31, 2000 to $1.4 million at June 30, 2001. As part of the planned redirection of its business, Base Ten entered into agreements during the first quarter of 2001 for the termination of lease obligations for offices and facilities in New Jersey and Belgium.

         The Company has recorded a good faith deposit of $100,000 as Other Current Assets. This amount was paid into escrow during the first quarter of 2001 in conjunction with the Company's discussions to purchase certain operating assets from Genesis Manufacturing, Inc. ("Genesis"). Base Ten withdrew from the discussions in February 2001, but the disposition of the deposit remains in litigation between Base Ten and Genesis. The Company's management believes the deposit will be returned to Base Ten, but the ultimate resolution of the funds cannot be assured.

         Capital Resources. In July 2000, holders of the 5,000 shares of the Company's Series B preferred stock converted their shares into 250,000 shares of Class A common stock. In addition, the Company purchased their remaining shares of Series B preferred stock, as well as 269,560 Class A common stock purchase warrants, for approximately $1.1 million. As a result of these transactions, the Series B preferred stock was eliminated, and the shareholders' equity section of the Company's balance sheet increased by approximately $17.9 million.

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

          (a) Exhibits:  None


          (b) Reports on Form 8-K:  None



                                   Signatures


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



       Date:      August 10, 2001
                                                          Base Ten Systems, Inc.
                                                          (Registrant)




                                       By: /s/ EDWARD J. KLINSPORT
                                           -------------------------------------
                                           Edward J. Klinsport
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





                                       By: /s/ KENNETH W. RILEY
                                           -------------------------------------
                                           Kenneth W. Riley
                                           Chief Financial Officer
                                           (Principal Financial Officer)