Form 10-Q
period 2001-09-30
BASE TEN SYSTEMS INC
filed 2001-11-14
CIK 10242

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended September 30, 2001             Commission File No. 0-7100

                             BASE TEN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

New Jersey                                                       22-1804206
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

535 E. County Line, Suite 16
Lakewood, N.J.                                                      08701
(Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (732) 370-6895



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO /_/


       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



               Title of Class                    Outstanding at November 5, 2001

Class A Common Stock, $5.00 par value                      5,338,812

Class B Common Stock, $5.00 par value                         12,667



================================================================================

                             Base Ten Systems, Inc.
                                And Subsidiaries

                                      Index



Part I.    Financial Information                                                                     Page

           Item 1.  Financial Statements

           Consolidated Balance Sheet - September 30, 2001 (unaudited)..............................   1

           Consolidated Statements of Operations - Three and Nine Months ended September 30, 2001
             and 2000 (unaudited)...................................................................   2

           Consolidated Statement of Common Stock and Other Shareholders' Equity -
             Nine months ended September 30, 2001 (unaudited).......................................   3

           Consolidated Statements of Cash Flows - Nine months ended September 30, 2001
             and 2000 (unaudited)...................................................................   4

           Notes to Consolidated Financial Statements...............................................   5

           Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations..................................................................   9

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................  11


Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K................................................  12



                     Base Ten Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                   (Unaudited)

                       ($ in thousands, except par value)

                                     Assets
                                                                       September 30,
                                                                            2001
                                                                       -------------
Current Assets:
   Cash  and cash equivalents ........................................   $  1,497
   Other current assets ..............................................        120
   Current assets of discontinued operations .........................         75
                                                                         --------
        Total Current Assets .........................................      1,692

Equipment, net .......................................................          3
Other assets .........................................................         10
Non current assets of discontinued operations ........................       --
                                                                         --------
        Total Assets .................................................   $  1,705
                                                                         ========


            Liabilities, Common Stock and Other Shareholders' Equity
Current Liabilities:
   Accounts payable ..................................................   $     17
   Accrued expenses ..................................................        388
                                                                         --------
        Total Current Liabilities ....................................        405
                                                                         --------
Commitments and Contingencies
Redeemable Convertible Preferred Stock:
   Series B Preferred Stock, $1.00 par value, 994,201 shares
      authorized, 0 shares issued and outstanding ....................       --

Common Stock and Other Shareholders' Equity (Deficit):
   Class A Common Stock, $5.00 par value, 27,000,000 shares
      authorized; 5,358,812 shares issued and 5,338,812 outstanding ..     26,794

   Class B Common Stock, $5.00 par value, 400,000 shares authorized;
      issued and outstanding 12,667 shares ...........................         63
   Additional paid-in capital ........................................     68,481
   Accumulated deficit ...............................................    (93,820)
                                                                         --------
                                                                            1,518

   Accumulated other comprehensive gain ..............................         63
   Treasury Stock, 20,000 Class A Common Shares, at cost .............       (281)
                                                                         --------
        Total Common Stock and Other Shareholders' Equity ............      1,300
                                                                         --------
        Total Liabilities, Common Stock and Other Shareholders' Equity   $  1,705
                                                                         ========

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                     ($ in thousands, except per share data)


                                                            Three Months Ended              Nine Months Ended
                                                       September 30,    September 30,    September 30,   September 30,
                                                            2001              2000            2001            2000
                                                       ---------------------------------------------------------------

General and administrative expenses ................   $      (146)     $      (507)     $      (633)     $    (2,177)
Other income (expense), net ........................            25             (551)             114             (989)
                                                       ---------------------------------------------------------------

Net loss from continuing operations ................          (121)          (1,058)            (519)          (3,166)

Discontinued operations:
Loss from disposition of software operations .......          --             (1,077)            --             (1,077)
Loss from discontinued operations ..................          --               (467)            --             (3,339)
                                                       ---------------------------------------------------------------

Net loss from discontinued operations ..............          --             (1,544)            --             (4,416)
                                                       ---------------------------------------------------------------
Net loss ...........................................          (121)          (2,601)            (519)          (7,582)
                                                       ===============================================================

Add:  Gain on redemption of Series B Preferred Stock          --             11,717             --             11,717
                                                       ---------------------------------------------------------------
Net gain (loss) available for common shareholders ..          (121)           9,115             (519)           4,135
                                                       ===============================================================

Basic and diluted net gain (loss) per share:
      Continuing operations ........................   $     (0.02)     $      2.06      $     (0.10)     $      1.65
      Discontinued operations ......................          --              (0.31)            --              (0.85)
                                                       ---------------------------------------------------------------
Net gain (loss) per share ..........................   $     (0.02)     $      1.75      $     (0.10)     $      0.80
                                                       ===============================================================

Weighted average common shares outstanding - basic
     and diluted ...................................     5,351,000        5,221,000        5,351,000        5,153,000
                                                       ---------------------------------------------------------------


               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

      Consolidated Statement of Common Stock and Other Shareholders' Equity
                                   (Unaudited)

                                ($ in thousands)

                             Class A              Class B
                           Common Stock         Common Stock                                                             Total
                                                                                                                         Common
                                                                                         Accumulated                    Stock and
                                                               Additional                   Other                         Other
                                                                Paid-In    Accumulated  Comprehensive  Treasury Stock  Shareholders'
                        Shares    Amount    Shares     Amount   Capital      Deficit         Gain      Shares   Amount    Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2000      5,358,812   $26,794   12,667  $    63   $ 68,481    $(93,301)     $    34      (20,000)  $(281)    $ 1,790
                       =============================================================================================================
Comprehensive
 Income (Loss):
   Net loss                   --        --       --       --        --         (519)          --           --      --        (519)
   Unrealized gain on
   securities
   available
   for sale                   --        --       --       --        --           --           29           --      --          29
                       -------------------------------------------------------------------------------------------------------------
Total Comprehensive
Income (Loss)                 --        --       --       --        --         (519)          29           --      --        (490)
                       -------------------------------------------------------------------------------------------------------------
Balance at
September 30, 2001     5,358,812   $26,794   12,667  $    63   $ 68,481    $(93,820)     $    63      (20,000)  $(281)    $ 1,300
                       =============================================================================================================


               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                ($ in thousands)


                                                                       Nine Months       Nine Months
                                                                          Ended             Ended
                                                                      September 30,     September 30,
                                                                           2001             2000
                                                                   --------------------------------------
Cash Flows from Operating Activities:
         Net loss ..............................................         $  (519)         $(7,582)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
         Net loss from discontinued operations .................            --              3,339
         Loss on disposition of discontinued operations ........            --              1,077
         Depreciation and amortization .........................               6              424
         Deferred gain on sale of building .....................            --                (20)
         Loss on disposition of assets .........................              34               46
Changes in operating assets and liabilities:
         Accounts receivable ...................................            --                (23)
         Other current assets ..................................             271              (52)
         Other assets ..........................................            --                  2
         Accounts payable, accrued expenses and deferred revenue            (599)          (1,110)
                                                                         -------------------------
Net Cash Used in Operating Activities ..........................            (807)          (3,899)
                                                                         -------------------------
Cash Flows from Investing Activities:
         Proceeds from note receivable .........................            --              1,929
                                                                         -------------------------
Net Cash Provided by (Used in) Investing Activities ............            --              1,929
                                                                         -------------------------
Cash Flows from Financing Activities:
         Repayment of amounts borrowed .........................            --                (99)
         Proceeds from issuance of common stock ................            --                  6
         Conversion and repurchase of Series B Preferred Stock .            --             (1,063)
                                                                         -------------------------
Net Cash (Used in) provided by Financing Activities ............            --             (1,156)
                                                                         -------------------------
Cash Flows from Discontinued Operations:
         Net cash used in operating activities .................            --             (1,093)
                                                                         -------------------------
Net Cash used in Discontinued Operations .......................            --             (1,093)
                                                                         -------------------------
Effect of Exchange Rate Changes on Cash ........................            --                (12)
                                                                         -------------------------
Net Decrease In Cash ...........................................            (807)          (4,231)
Cash, beginning of period ......................................           2,304            5,843
                                                                         -------------------------
Cash, end of period ............................................         $ 1,497          $ 1,612
                                                                         -------------------------

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for interest ..............         $  --            $   366


                     Base Ten Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 2001
                                   (Unaudited)


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial position and operating results are reflected in the accompanying statements.

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

                  (dollars in thousands, except per share data)

                                                 ----------------------------------------------------------------
                                                       Three Months Ended                Nine Months Ended
                                                 September 30,     September 30,    September 30,    September 30,
                                                      2001             2000              2001            2000
                                                 ----------------------------------------------------------------
Income (Loss) per common share-basic:
Net income (loss) from continuing operations      $      (121)     $    10,659       $      (519)     $     8,551
Net loss from discontinued operations                      --      $    (1,544)               --      $    (4,416)
                                                  ---------------------------------------------------------------
Net income (loss) to common shareholders
(numerator)                                       $      (121)     $     9,115       $      (519)     $     4,135
                                                  ---------------------------------------------------------------
Weighted average shares - basic (denominator)       5,351,000        5,221,000         5,351,000        5,153,000
                                                  ---------------------------------------------------------------
      Net income (loss) per common share-basic    $     (0.02)     $      1.75       $     (0.10)     $      0.80
                                                  ---------------------------------------------------------------

Income (Loss) per common share - diluted:
Net income (loss) from continuing operations      $      (121)     $    10,659       $      (519)     $     8,551
Net loss from discontinued operations                      --      $    (1,544)               --      $    (4,416)
                                                  ---------------------------------------------------------------
Net income (loss) to common shareholders
(numerator)                                       $      (121)     $     9,115       $      (519)     $     4,135
                                                  ---------------------------------------------------------------
Weighted average shares                             5,351,000        5,221,000         5,351,000        5,153,000
Effect of dilutive options / warrants                      --              --                 --              --
                                                  ---------------------------------------------------------------
Weighted average shares-fully diluted               5,351,000        5,221,000         5,351,000        5,153,000
(denominator)
                                                  ---------------------------------------------------------------
      Net income (loss) per common
        share-diluted                             $     (0.02)     $      1.75       $     (0.10)     $      0.80
                                                  ---------------------------------------------------------------


     Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the periods ended September 30, 2001 and 2000 and, therefore, were not included in the calculation of diluted earnings per share.

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

     The following table presents the results of operations for the Company's discontinued product lines for the three months and nine months ended September 30, 2001 and 2000:


                                                           ($ in thousands, except per share data)

                                               Three months      Three months      Nine Months       Nine Months
                                             ended September   ended September   ended September  ended September
                                                 30, 2001         30, 2000          30, 2001          30, 2000
                                             ----------------------------------------------------------------------

 License and related revenue............         $        --      $        --       $        --       $       159
 Services and related revenue...........                  --              566                --             2,174
                                             ----------------------------------------------------------------------
                                                          --              566                --             2,333
                                             ----------------------------------------------------------------------

 Cost of revenues.......................                  --              351                --             2,369
 Research and development...............                  --              202                --               989
 Selling and marketing..................                  --              460                --             1,732
 General and administrative.............                  --              285                --             1,205
 Other (income) expense.................                  --             (265)               --              (623)
                                             ----------------------------------------------------------------------
                                                          --             1033                --             5,672
                                             ----------------------------------------------------------------------
 Loss from discontinued operations......                  --             (467)               --            (3,339)
                                             ----------------------------------------------------------------------

H.   Income Taxes

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $78 million, expiring in the years 2005 through 2020. A 100% valuation allowance has been provided against this deferred tax asset. There is no provision for deferred or current income taxes for the nine months ended September 30, 2001 and 2000.

I.   Contingencies

     During first quarter of 2001, the Company recorded a good faith deposit of $100,000 as Other Current Assets. This amount was paid into escrow in conjunction with the Company's discussions to purchase certain operating assets from Genesis Manufacturing, Inc. ("Genesis"). Base Ten withdrew from the discussions in February 2001. In addition, the Company recorded accrued expenses of $25,000 representing the estimated costs associated with litigation related to Genesis. The deposit was returned to the Company during the third quarter of 2001 and was recorded as cash at that time.

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

         Despite the perceived potential for its MES offerings, Base Ten encountered unanticipated difficulties integrating its MES software with the wide variety of legacy computer systems deployed in pharmaceutical manufacturing facilities. Its inability to overcome these obstacles by standardizing its MES products and providing migration paths resulted in project termination by a major customer during the first quarter of 2000. Although Base Ten reallocated resources to other projects requiring less substantial customization, it continued to encounter problems in MES integration with customer legacy systems. As a result, Base Ten sold its MES assets for $2 million in October 2000. As part of the transaction, the purchaser agreed to employ members of the MES staff and assume the Company's unsatisfied commitments under MES related license agreements.

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

Results of Continuing Operations


         General. In view of the Company's determination in the fourth quarter of 2000 to dispose of its Clinical Software businesses and pursue other revenue generating or strategic opportunities, its consolidated financial statements included in this Report account separately for continuing operations comprised of general overhead, rent and other infrastructure costs not attributable to discontinued operations.


         Three Months Ended September 30, 2001 and 2000. The Company incurred losses from continuing operations aggregating $121,000 in the third quarter of 2001 and $1,057,000 in the corresponding quarter of 2000. The losses were primarily from general and administrative expenses allocable to continuing operations, which decreased to $146,000 in the third quarter of 2001 from $506,000 in the same quarter last year. The decrease resulted from reductions of $154,000 in personnel and related costs, $108,000 in office expenses and $46,000 in outside professional services. Results of continuing operations also reflect other income of $25,000 in the third quarter of 2001 versus $551,000 of other expenses in the prior period primarily from foreign exchange losses and interest on capital leases.


         Nine months Ended September 30, 2001 and 2000. The Company incurred losses from continuing operations aggregating $519,000 in the nine months ended September 30, 2001 and $3,166,000 in the corresponding period of 2000. The losses were primarily from general and administrative expenses allocable to continuing operations, which decreased to $633,000 in the nine months ended September 30, 2001 from $2,177,000 in the same period last year. The decrease resulted from reductions of $560,000 in personnel and related costs, $436,000 in office expenses and $368,000 in outside professional services. Results of continuing operations also reflect other income of $114,000 in the nine months ended September 30, 2001 versus $989,000 of other expenses in the prior period primarily from foreign exchange losses and interest on capital leases.


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

         Three Months Ended September 30, 2001 and 2000. The Company ceased all revenue generating operations at the end of 2000. Accordingly, it recognized no gain or loss from discontinued operations for the three months ended September 30, 2001. During the same quarter last year, the Company recognized a loss of $0.5 million from discontinued operations, comprised of $351,000 in costs of revenues, $202,000 in research and development costs, $460,000 in sales and marketing expenses and $285,000 of general and administrative charges. These expenses were partially offset by revenue of $566,000 and other income of $265,000. In addition, the Company recognized a loss during the quarter ended September 30, 2000 of $1.1 million from the disposition of software operations.


         Nine months Ended September 30, 2001 and 2000. The Company recognized no gain or loss from discontinued operations for the nine months ended September 30, 2001. During the corresponding period last year, Base Ten recognized a loss of $3.3 million from discontinued operations, comprised of $2.4 million in costs of revenues, $1.0 million in research and development costs, $1.7 million in sales and marketing expenses and $1.2 million in general and administrative charges. These expenses were partially offset by revenue of $2.3 million and other income of $623,000.


Liquidity and Capital Resources

         General. The accompanying consolidated financial statements have been prepared on the basis that the Company's current operations will be discontinued. Base Ten has incurred significant operating losses and negative cash flows in recent years. In view of the Company's determination to dispose of its Clinical Software business and pursue revenue generating or strategic opportunities, its consolidated financial statements account for the assets and liabilities associated with its software operations based on their net realizable value upon disposition. The expected value of the Company's Clinical Software business reflect the terms of its agreement with Almedica. There can be no assurance that, in the event of liquidation, the Company would realize the recorded value for all of its assets.

         Liquidity. The Company's working capital decreased from $1.7 million at December 31, 2000 to $1.3 million at September 30, 2001. As part of the planned redirection of its business, Base Ten entered into agreements during the first quarter of 2001 for the termination of lease obligations for offices and facilities in New Jersey and Belgium.

         During first quarter of 2001, the Company recorded a good faith deposit of $100,000 as Other Current Assets. This amount was paid into escrow in conjunction with the Company's discussions to purchase certain operating assets from Genesis Manufacturing, Inc. ("Genesis"). Base Ten withdrew from the discussions in February 2001 and recorded accrued expenses of $25,000 representing the estimated costs associated with litigation related to Genesis. The deposit was returned to the Company during the third quarter of 2001 and recorded as cash at that time.

         Capital Resources. In July 2000, holders of the 5,000 shares of the Company's Series B preferred stock converted their shares into 250,000 shares of Class A common stock. As part of the transaction, the Company purchased their remaining shares of Series B preferred stock, as well as 269,560 Class A common stock purchase warrants, for approximately $1.1 million. As a result of these transactions, the Series B preferred stock was eliminated, and the shareholders' equity section of the Company's balance sheet increased by approximately $17.9 million.

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



Date:      November 8, 2001
                                      Base Ten Systems, Inc.
                                      (Registrant)




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