Form 10KSB40
period 2001-12-31
BASE TEN SYSTEMS INC
filed 2002-03-29
CIK 10242

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

                           Commission File No. 0-7100

                             BASE TEN SYSTEMS, INC.
               (Exact name of Company as specified in its charter)

                  New Jersey                               22-1804206
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

     535 East County Line Road - Suite 16
             Lakewood, New Jersey                             08701
   (Address of principal executive offices)                (Zip Code)

         Company's telephone number, including area code: (732) 370-6895

           Securities registered pursuant to Section 12(g) of the Act:

        Title of each class                 Outstanding at February 28, 2002

       Class A Common Stock                             5,338,812
       Class B Common Stock                              12,667

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year. $0.

As of February 28, 2002, there were 5,338,812 shares of Class A Common Stock and 12,667 shares of Class B Common Stock outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $99,000 and $1,000, respectively.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format: Yes [  ]   No [x]

===============================================================================

                                     PART I

Item 1.  Business

Overview

         Base Ten Systems, Inc. (the "Company" or "Base Ten") is a software developer currently undergoing its second major business redirection. We specialized for our first 25 years in developing safety critical software products for defense and aerospace markets. With the decline in defense spending in the mid-1990s, we sought to leverage our know how by developing software applications for the pharmaceutical manufacturing, medical device and other regulated industries with similar safety requirements. We ultimately established separate divisions for our government technology ("GTD") and medical technology ("MTD") operations to address distinct challenges in those sectors. The inability to meet those challenges with the limited resources available for these operations prompted a series of asset sales and downsizing initiatives, culminating in a pending business combination designed to redirect our remaining resources to more penetrable markets in the healthcare information sector.

Contraction of Business

         Since 1996, the Company incurred substantial losses as declining GTD sales were increasingly outpaced by MTD product development and marketing expenses. In 1997, we sold all of our GTD assets to Strategic Technology Systems, Inc. ("STS"). We also initiated a related management realignment as part of a strategy to concentrate primarily on manufacturing execution systems ("MES") for pharmaceutical markets, where we saw an opportunity to address increasing cost containment and compliance pressures. We later identified the clinical drug trials market as an additional target of opportunity for our core technology, ultimately developing clinical trials management software ("Clinical Software") to support supplies management and traceability compliance. In 1999, we acquired two complementary clinical trials management software suites from Almedica International, Inc. ("Almedica").

         Despite the commercial potential of our MTD offerings, we encountered unanticipated difficulties introducing both our MES and Clinical Software products. Obstacles in bringing these products to market contributed to operating losses aggregating $48.5 million from 1998 through 2000. Lacking the resources to overcome these impediments, we sold our MES assets to ABB Automation Inc. ("ABB") in October 2000. Later that month, we announced plans to discontinue our Clinical Software operations and pursue revenue generating or strategic opportunities in sectors requiring less capital resources, technological development and time to market uncertainties (the "Business Redirection"). We also realigned our board of directors and revamped our management team to implement the Business Redirection. See "Directors and Executive Officers."

         In March 2001, we entered into an agreement (the "LLC Agreement") with Almedica and Almedica Advanced Technology, LLC ("Almedica LLC") for the sale and deployment of our Clinical Software business. The LLC Agreement provides for the contribution of our Clinical Software assets to Almedica LLC for $75,000 in cash plus a 20% interest in Almedica LLC. The sale of the Clinical Software assets is subject to various conditions, including approval by our shareholders. Other than our continuing interest in this business, our remaining assets at December 31, 2001 were primarily cash and cash equivalents of $1.2 million.

Business Redirection

         Beginning in November 2000, we concentrated on identifying opportunities for a business combination meeting the criteria for the Business Redirection. We ultimately focused these efforts on exploring a potential business combination with ConvergenceHealth.com, Inc., a privately held Nevada corporation that has developed interactive web-based resources designed to assist people make healthy lifestyle decisions informed by exposure to alternative and preventative as well as traditional healthcare options ("Convergence"). Although Convergence has generated only marginal revenues and has incurred substantial losses to date, its initial offering promises to address major priorities of corporate sponsors by encouraging employees participating in their health plans to adopt wellness lifestyles that can increase productivity and reduce healthcare costs. Based on that prospect, we entered into a merger agreement with Convergence in January 2002 and plan to seek shareholder approval for the merger (the "Convergence Merger") and related initiatives after completing regulatory review procedures for clearance of our solicitation materials.

         To reduce administrative costs following the Convergence Merger, the agreement covering the transaction provides for us to terminate our reporting obligations as a publicly held small business company by completing a 1-for-1,000 reverse split of our common stock and repurchasing fractional shares for cash at their market price immediately prior to the Convergence Merger (the "Share Combination"). If the Convergence Merger is approved by the parties' shareholders and other closing conditions are satisfied, our subsidiary will merge into Convergence, which will survive the transaction as a wholly owned subsidiary of Base Ten. At the time of the Convergence Merger, the outstanding capital stock of Convergence will be converted into the right to receive newly issued shares of our Class A common stock that will represent 75% of our common shares to be outstanding after our repurchase of fractional shares in the Share Combination.

         Our operations after the Convergence Merger will be conducted solely through Convergence. The business plan for Convergence contemplates substantial capital expenditures to fund its ongoing operations without any assurance of deriving revenues from operations. We anticipate that the costs for Convergence to refine, market and deploy its services will contribute to recurring losses at the rate of approximately $50,000 per month following the Convergence Merger. Our ability to achieve profitable operations through the Convergence subsidiary could be adversely affected by delays or inefficiencies in the development cycle, inadequate marketing resources, lack of sponsor or consumer acceptance of its products, competition and changing technology.

Discontinued Operations

         MES Products. Beginning in 1996, we concentrated our resources on MTD operations in an effort to develop comprehensive software solutions for regulated manufacturing industries in the healthcare sector. We initially focused on MES solutions as a means to address the increasing pressure on healthcare industry participants to manage costs. The pharmaceutical industry in particular presented a compelling market for MES products that could contain the costs of complying with Food and Drug Administration ("FDA") regulations as well as reducing paperwork, human error and the time required to review, approve and analyze batch processing records.

         Our first MES product was designed and initially marketed as a standard application to provide electronic controls and monitors for pharmaceutical production. Despite success in meeting that objective, we encountered difficulties in satisfying the equally important but more complex goal of standardizing the product to interface with the wide variety of legacy computer systems deployed in pharmaceutical manufacturing facilities. To address this challenge, we devoted substantial resources to refine the product for operation on a standard PC-based network. We also sought to expand our offerings to work a variety of operating systems.

         Our efforts to provide a migration path for our MES offerings failed to solve all of the intricacies of product integration with customer legacy systems. As a result of technological complexities requiring substantial interface customization for one of our major MES customers, we were unable to meet delivery deadlines under a major development contract, resulting in the customer's termination of the project during the first quarter of 2000. Although we reallocated resources to other projects requiring less substantial customization, problems encountered in MES integration with customer legacy systems proved not only inherent in the pharmaceutical manufacturing environment but also highly unpredictable in degree.

         In October 2000, we sold our MES assets to ABB for $2.0 million. The assets included patents, copyrights trademarks and tradenames, contracts, accounts receivable, equipment and software deployed in our MES business. ABB also agreed to employ the members of our MES staff and assumed our unsatisfied commitments under MES related license agreements.

         Clinical Software Products. During 1997, we identified the Clinical Software market as a potential fit for our core technology. Late in 1998, we introduced a clinical supplies and materials management system designed for use in high volume clinical trials for new medicines or medical devices. Because the effective management of patient pack supply is required for satisfying FDA requirements as well as meeting time to market goals, the product was expected to achieve significant penetration by ensuring that a secure, steady flow of clinical trial product would be available for distribution. The software addressed that objective by facilitating rapid fulfillment of requests and supporting procedural compliance with FDA traceability requirements. It also facilitated ready access to historical operating data for clinical trials to support new drug application procedures, real-time production analyses and timely scale-up to commercial production.

         In 1999, we diversified our suite of Clinical Software offerings with the purchase of Almedica Technology Group Inc., a wholly-owned subsidiary of Almedica. The acquisition added two complementary software suites, one designed as an intuitive application for clinical trial design, randomization and labeling, and the other to facilitate clinical trials distribution management. Although both products required additional refinement, we relied on their potential for increasing throughput and quality while decreasing the costs of designing and implementing clinical trials as a means for achieving the critical mass required to penetrate this market.

         Despite the perceived potential of our internally developed and acquired Clinical Software products, we encountered various technological and marketing difficulties in our introduction of these offerings, which generated only marginal sales. We had limited financial, technical and marketing resources available to develop a market for this software. In view of these limitations, we concluded that our Clinical Software business, if retained, would continue to operate at a loss.

         In March 2001, we entered into the LLC Agreement with Almedica for the contribution of our Clinical Software assets to Almedica LLC for $75,000 in cash plus a 20% interest in the venture. Almedica LLC was formed for the purpose of this transaction. It has no operating history or current financing commitments from Almedica, Base Ten or any third party. If Almedica LLC is unable to successfully commercialize the acquired assets, our equity interest will have no value.

         To save the costs of multiple shareholder solicitations for the election of directors, approval of the Clinical Software sale and approval of the Convergence Merger, we elected to defer meetings of our shareholders during 2001. Almedica agreed to defer the closing under the LLC Agreement until a single shareholder solicitation was completed for both the Clinical Software sale and the Convergence Merger. In December 2001, to accommodate its development schedule pending the closing under our LLC Agreement, we granted Almedica LLC a ten-year worldwide license covering the Clinical Software (the "Almedica License"). The Almedica License is exclusive for the first year and non-exclusive for the balance of term. It provides for a royalty of $75,000 payable either upon the closing under the LLC Agreement or, if shareholder approval for the sale of our Clinical Software business is not obtained, in installments commencing in December 2002.

Sales and Marketing

         Prior to the sale of our MES business, our marketing operations for MTD offerings were conducted primarily through a direct sales force at our former corporate headquarters in New Jersey, and abroad in England, France and Belgium. The sales force also conducted presentations and demonstrations to management and end users at the customer site as part of the direct sales effort. These operations were supplemented with a variety of marketing initiatives, including public relations activities and advertising in industry periodicals, trade shows, industry symposiums and workshops, as well as user group conferences. We also developed a website as a sales and marketing tool. Our sales and marketing operations for MTD products ceased in October 2000, when the MES business was sold to ABB and the decision was made to dispose of the Clinical Software business. Prior to that time, we staffed these operations with up to ten salesmen and support personnel.

Research and Development

         Our research and development efforts were suspended in October 2000 following the sale of our MES business, and no research and development expenses were incurred during 2001. During 2000, we recorded research and development expenses of $1.6 million, primarily in efforts to modify our MES and Clinical Software products for web-based platforms. Prior to the MES sale, our development staff consisted of up to 15 software engineers supported by test, project, quality assurance and administrative staff.

Competition

         The MES and Clinical Software business is highly competitive and fragmented. The major sources of competition that we faced prior to discontinuing these operations were vendors of paper-based systems, software firms specializing pharmaceutical manufacturing applications and in-house software development departments. Many of these competitors were larger organizations with substantially greater resources than Base Ten.

         If the Convergence Merger is completed, we will enter the healthcare information industry, which is intensely competitive and fragmented. Principal competitors of Convergence currently include national and regional firms offering information systems and platforms through established internet sites or proprietary networks. In addition, many educational organizations provide a broad range of medical information data base resources without charge. Most of these competitors have substantially greater financial, technical, marketing and deployment resources than we will have after the Convergence Merger. Many have the added advantage of offering a greater diversity of products with a substantial installed customer base.

Regulation

         Our MES and Clinical Software products did not require pre-marketing FDA clearance or approval. Because those products were intended to facilitate customer compliance with applicable FDA regulations, we maintained a continuous program to ensure that our products accomplished that objective.

Employees

         At December 31, 1999, we employed a total work force of 71 persons, including 45 engineers. None of those employees were covered by collective bargaining agreements, and we experienced no labor disruptions or work stoppages. The sale of our MES business to ABB in October 2000 included employment commitments by ABB covering all MTD engineering, marketing and support staff for MES operations. Most of our technical, marketing and support staff remaining after the MES sale were re-employed or released by the end of 2000 in view of our decision to discontinue Clinical Software operations. During 2001, we employed four persons in executive or administrative capacities, one on a full-time basis and three part time. We consider relations with our transitional staff to be good.

Foreign Operations

         We sold or terminated all of our international operations during 2000. We currently maintain no staff or operations outside of the United States.

Item 2.  Properties

         United States. Prior to January 2001, our principal office in the United States was located in Trenton, New Jersey in a facility housing our corporate headquarters and development and support activities. We occupied approximately 42,000 square feet of the facility under a lease that was scheduled to expire in October 2009. The remaining 40,000 square feet of the facility was occupied by STS, the acquirer of our GTD assets, under a five-year sublease scheduled to expire in 2002. During 2000, we received payments of approximately $240,000 under the STS sublease. In January 2001, we were released from our remaining obligations under the Trenton lease totaling $5,808,000 in exchange for a payment of $75,000 and the assignment of our rights under the STS sublease to the landlord. During 2000, we were also released from our obligations totaling $894,000 for office space in Parsippany, New Jersey and Santa Clara, California.

         Our principal office is currently located in Lakewood, New Jersey, where we lease a 800 square foot facility for our corporate headquarters and administrative support activities. The lease for the facility expires in September 2002. Upon completion of the Convergence Merger, we expect to reincorporate in Nevada and relocate to the principal executive offices of Convergence at 774 Mays Boulevard, Suite 386, Incline Village, Nevada 89451. As part of the reincorporation, we expect to change our corporate name at the time of the Convergence Merger to "Convergence Systems, Inc." both for corporate identity purposes and for compliance with the agreement covering the October 2000 sale of our MES assets to ABB.

         Foreign. In November 2000, we were released from our obligations under a lease for office space in Mechelen, Belgium in exchange for our interest in Base Ten Systems NV, which had no operations and assets limited to office equipment and automobiles. We vacated office facilities in Camberley, England and Saint Etienne, France upon the expiration of those leases in August 2000 and October 2000, respectively.

Item 3.  Legal Proceedings

         Prior to our Business Redirection, we were involved from time to time in various legal proceedings including customer and employee claims in the normal course of business. Under our agreement with ABB for the sale of our MES business, we retained responsibility under various customer agreements containing damage or penalty provisions for non-delivery or delays beyond certain dates. Those provisions vary by customer, with some specifying a fixed amount of damages per day or per week and others providing no specific limitations on the aggregate amount of potential damage payments. We have not been subjected to any claims under these provisions.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the fourth quarter of 2001.


                                     PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters

Trading Markets

         In September 1999, our Class A common stock was transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market. Later that month, we completed a 1-for-5 reverse stock split of our Class A common stock in an effort to regain compliance with the Nasdaq's $1.00 minimum bid price requirements for continuing SmallCap Market listing. The effort proved unsuccessful and, on December 12, 2000, the Class A common stock was delisted from the Nasdaq SmallCap Market for that reason, with trading limited thereafter to the OTC bulletin board. The trading symbol for the Class A common stock has remained "BASEA."

         The Company's Class B common stock was delisted from the Nasdaq SmallCap Market in the second quarter of 1998. A one-for-five reverse stock split of the Class B common stock was completed in September 1999 to retain proportionality with the Class A common stock.

         The table below shows the high and low bid prices for our Class A common stock, as reported by Nasdaq for the periods indicated, after adjustment for the one-for-five reverse stock split and rounded to the nearest penny. Prices after December 12, 2000 are OTC market quotations, which reflect inter-dealer prices, retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                      Market Prices
                                                  --------------------
                                                  High             Low
                                                  ----             ---
       2000:

       First quarter..........................   $ 6.56         $  2.38
       Second quarter.........................     3.13            0.88
       Third quarter..........................     1.13            0.50
       Fourth quarter.........................     0.56            0.31

       2001:

       First quarter..........................   $ 0.16         $  0.05
       Second quarter.........................     0.08            0.05
       Third quarter..........................     0.09            0.05
       Fourth quarter.........................     0.11            0.05


Security Holders

          As of February 28, 2002, there were approximately 1,000 record holders of our Class A common stock and 100 record holders of the Class B common stock.

Dividends

          We have not paid cash dividends on our common stock since 1985. Following the Convergence Merger, any future earnings could be expected to be retained to provide for future growth.

Penny Stock Rules

          As a result of current trading prices, our common stock is subject to the penny stock rules under the Securities Exchange Act of 1934 (the "Exchange Act"). In the absence of an exemption from those rules, broker-dealers making a market in our common stock are required to provide disclosure to their customers on the risks associated with its ownership, its investment suitability for the customer, information on its bid and ask prices and information about any compensation the broker-dealer will receive for a transaction in the common stock. The application of these rules generally reduces market making activities and presumably has limited the liquidity of our common stock.

Prospective Termination of Exchange Act Registration

          In view of the limited market for our common stock following its delisting from the Nasdaq SmallCap Market in December 2000, we believe the advantages usually associated with a public company franchise have been substantially undercut by the downturn in our business and the resulting loss of market value and liquidity in our common stock. If our shareholders approve the Convergence Merger and related proposals, our purchase of fractional shares resulting from the Share Combination can be expected to reduce the record holders of our Class A common stock below 300, enabling us to terminate our reporting obligations as a publicly held small business company under the Exchange Act. In proposing the Share Combination in connection with the Convergence Merger, we determined that any remaining advantages from our public company franchise are overwhelmingly outweighed by our Exchange Act reporting costs.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

          This Report includes forward looking statements within the meaning of
Section 21E of the Exchange Act relating to our business prospects, developments and anticipated operations from the Business Redirection. Actual performance, prospects, developments and results may differ materially from anticipated results due to economic conditions, unanticipated circumstances and other risks, including uncertain market acceptance and demand for our products or services, performance risks, competition, potential infringement of proprietary rights and uncertainties in the availability and cost of capital. Words like "anticipate," "expect," "intend," "plan" and similar expressions are intended to identify forward looking statements, all of which are subject to these risks and uncertainties.

General

         We were engaged for our first quarter century in software development and contract manufacturing for defense and aerospace markets. In response to declines in defense spending during the early 1990s, we sought ways to apply our know how in safety critical software for defense markets to commercial applications for other regulated industries. We ultimately established a separate MTD division to develop comprehensive software solutions for regulated manufacturing industries in the healthcare sector, initially focusing on MES solutions for pharmaceutical manufacturers as a means to address the increasing pressure on healthcare industry participants to manage costs. We later identified the clinical trials market as an additional opportunity to apply our core technology through Clinical Software designed to support supplies management and compliance with traceability requirements.

Contraction of Business

         GTD Sale. In 1997, we opted to concentrate on building our MTD product base both though internal development and acquisitions. At year end, as part of that strategy, we sold our GTD assets for $1.1 million and implemented a related management restructuring.

         MES Sale. After the GTD sale, we marshaled our limited resources to refine, expand and deploy our MTD offerings. These efforts were hindered by unanticipated difficulties integrating our MES software with the wide variety of legacy computer systems deployed in pharmaceutical manufacturing facilities. Our inability to overcome those obstacles by standardizing our MES products and providing migration paths resulted in project termination by a major customer during the first quarter of 2000. Although we reallocated resources to other projects requiring less substantial customization, we continued to encounter problems integrating our MES products with customer legacy systems. As a result, we sold our MES assets to ABB in October 2000 for $2.0 million. ABB also agreed to employ the members of our MES staff and assumed our unsatisfied commitments under MES related license agreements. See "Business - Discontinued Operations - MES Products."

         Pending Clinical Software Sale. We also encountered various technological and marketing difficulties in the introduction of our Clinical Software offerings, including two software suites added by acquisition from Almedica in June 1999. Our combined Clinical Software offerings generated only marginal sales, while associated development and marketing expenses contributed to operating losses aggregating $48.5 million from 1998 through 2000. In view of our limited financial, technical and marketing resources available to develop a market for these products, we concluded that our Clinical Software business, if retained, would continue to operate at a loss.

         In October 2000, we determined to dispose of our Clinical Software assets and redirect our business to pursue revenue generating or strategic opportunities in sectors requiring less capital resources, technological development and time to market uncertainties. As part of this strategy, we realigned our board of directors and revamped our management team to implement the planned Business Redirection. In March 2001, we entered into an agreement for the contribution of our Clinical Software assets to Almedica LLC in exchange for a cash payment of $75,000 and a 20% interest in the venture. Completion of the transaction is subject to various conditions, including approval by our shareholders. In view of our decision to consolidate that proposal with subsequent initiatives requiring a vote of our shareholders, we granted Almedica LLC a ten-year worldwide license covering the Clinical Software in December 2001 to accommodate its development schedule for the contributed assets pending the closing under our LLC Agreement. See "Business - Discontinued Operations - Clinical Software Products."

         When we originally acquired the Clinical Software products from Almedica, we recorded the associated assets and liabilities based on the market value of the 790,000 shares of common stock we issued in the acquisition. In October 2000, based on the decision by our board of directors to dispose of this business, we recorded a loss on the disposition of discontinued operations in the amount of $1.9 million. Following our sale of this business, our balance sheet will reflect nominal value for our 20% interest in Almedica LLC.

Business Redirection

         Beginning in November 2000, we concentrated on identifying opportunities for a business combination meeting the criteria for the Business Redirection. These efforts were focused for most of 2001 on negotiations for the Convergence Merger. If the Convergence Merger and related initiatives are approved by our shareholders and consummated, Base Ten will become the parent company of Convergence and will be privately owned 25% by our existing shareholders and 75% by the Convergence shareholders. Our remaining assets, consisting primarily of cash and cash equivalents of $1.2 million at December 31, 2001, will be used to help commercialize interactive web-based resources developed by Convergence to assist people make healthy lifestyle decisions informed by exposure to alternative and preventative as well as traditional healthcare options. Although Convergence has generated only marginal revenues and has incurred substantial losses to date, its initial offering promises to address major priorities of corporate sponsors by encouraging employees participating in their health plans to adopt wellness lifestyles that can increase productivity and reduce healthcare costs.

         To provide Convergence with working capital pending completion of the Convergence Merger, we purchased 1 million shares of its preferred stock for $250,000. A portion of the acquired shares are subject to limited put and call options if the Convergence Merger is not completed for specified reasons. Our operations after the Convergence Merger will be conducted solely through Convergence. The business plan for Convergence contemplates substantial capital expenditures to fund its ongoing operations without any assurance of deriving revenues from operations. We anticipate that operating costs for Convergence to refine, market and deploy its services will contribute to recurring losses at the rate of approximately $50,000 per month following the Convergence Merger. Our ability to achieve profitable operations through the Convergence subsidiary could be adversely affected by delays or inefficiencies in the development cycle, inadequate marketing resources, lack of sponsor or consumer acceptance of its products, competition and changing technology.

Cost Reduction Measures

         Since the time of our Clinical Software acquisition from Almedica in June 1999, which included the addition of associated technical personnel, our work force was been reduced through a staff reduction plan, attrition and the sale of our MES business from 120 employees to an executive and administrative staff of one full-time and two part-time employees at December 31, 2001. Most of our technical, marketing and support staff remaining after the MES sale were re-employed or released by the end of 2000 in view of the decision to discontinue the Clinical Software business. In addition, as part of the contraction of our operations and planned Business Redirection, we have sold or closed our operations in Trenton and Parsippany, New Jersey, California, England and Belgium. These measures resulted in the elimination of annual rent obligations aggregating approximately $831,000.

Selected Financial Data

         The following table presents selected financial data for Base Ten and its consolidated subsidiaries. The selected consolidated financial data for the year ended December 31, 2001 and 2000 has been derived from our audited consolidated financial statements included at the end of this Report and should be read in conjunction with those statements and related notes. The selected consolidated financial data for year ended December 31, 1998, the two months ended December 31, 1997 and the fiscal year ended October 31, 1997 have been derived from our audited consolidated financial statements included in its prior annual reports, as adjusted to reflect the effects of operations discontinued in 2000.

-------------------------------------------------------------------------------

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

                                                           (In thousands except per share data)

                                                                                            Two Months   Fiscal Year
                                                      Year Ended Dec. 31,                      Ended        Ended
                                        ------------------------------------------------     Dec. 31,     Oct. 31,
                                          2001          2000         1999         1998         1997         1997
                                        ---------    ---------    ---------     --------     --------     ---------
Summary of Operations:

Net loss from continuing operations......$   (727)     $(3,433)    $ (8,800)    $ (6,853)    $ (1,273)    $  (6,367)

Net loss from discontinued operations....      --       (5,831)     (11,440)     (12,167)      (2,663)      (15,640)

--------------------------------------------------------------------------------------------------------------------

Net loss.................................$   (727)     $(9,264)    $(20,240)    $(19,020)    $ (3,936)    $ (22,007)

--------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per common
   share from:(1)

     Continuing operations...............$  (0.14)     $ (0.66)    $  (3.37)   $   (3.77)    $  (0.77)    $   (4.03)

     Gain on redemption of redeemable
      convertible preferred stock........      --         2.25          --           --           --           --

     Discontinued operations.............      --        (1.12)       (2.47)       (6.68)       (1.61)        (9.91)

Net earnings (loss) per share............$  (0.14)     $  0.47     $  (5.84)   $  (10.45)    $  (2.38)    $  (13.94)

-------------------------------------------------------------------------------------------------------------------
                                                       As of December 31                       As of        As of
                                        ------------------------------------------------     Dec. 31,     Oct. 31,
                                          2001          2000         1999         1998         1997         1997
                                        ---------    ---------    ---------     --------     --------     ---------
Summary Balance Sheet:

Working capital(2).......................$  1,072    $   1,675    $   3,827     $ 15,482     $  6,080     $   2,671
Total assets.............................   1,414        2,794       19,077       33,821       24,413        21,217
Long term debt, net of current
 maturities .............................      --           --        3,204       13,341       18,916        18,925
Redeemable preferred stock...............      --           --       19,004       12,914        6,155           --
Shareholders' equity (deficit)...........   1,085        1,790       (7,019)       2,372       (6,054)       (4,982)

--------------------------------------------------------------------------------------------------------------------

     (1) Adjusted for 1998 and 1997 to reflect the one-for-five reverse stock split during 1999.
     (2) Included as of December 31, 1997 is the reclassification of the assets and liabilities of GTD as net assets held for sale. Included as of December 31, 2000 are the assets and liabilities of the Clinical Software business classified as net current assets of discontinued operations.

Results of Discontinued Operations

         General. Our consolidated financial statements included in this Report account for our MTD business as discontinued operations in view of the October 2000 sale of our MES assets and contemporaneous decision to dispose of our Clinical Software assets. Accordingly, all items of income and expense attributable to our software operations for all periods presented in the consolidated financial statements are aggregated and identified on a net basis as gain or loss from discontinued operations. Individual items of income and expense from discontinued operations are set forth in Note N to the consolidated financial statements at the end of this Report and are summarized below.

         Gain from GTD Sale. Our GTD assets were sold to STS on December 31, 1997. See "Business - Contraction of Business." Accordingly, the results of GTD operations are not included in results of operations for 1999. During 1999, STS was sold to a defense industry competitor, resulting in a formula payment that year of approximately $1.1 million. The payment is reflected in our consolidated financial statements as a gain from sale of discontinued operations.

         2001 and 2000. We recognized no gain or loss from discontinued operations for 2001, compared to a loss of $5.8 million from discontinued operations in 2000. The prior year loss was attributable to $0.5 million in costs of revenues, $1.6 million in research and development costs, $3.0 million in selling and marketing expenses and $1.2 million in general and administrative charges, together with a $1.9 million loss recognized from disposition of our MES business in the fourth quarter of the year. These expenses were partially offset by revenue of $2.3 million and other income of $121,000.

Results of Continuing Operations

         General. In view of our determination in October 2000 to dispose of our Clinical Software business and pursue the Business Redirection, our consolidated financial statements included in this Report account separately for continuing operations comprised of general overhead, rent and other infrastructure costs not attributable to discontinued operations.

         2001 and 2000. We incurred losses from continuing operations aggregating $727,000 in 2001 and $3.4 million in 2000. The losses were primarily from general and administrative expenses allocable to continuing operations, which decreased substantially in 2001 from drastic staff reductions, office lease terminations and lower professional service fees. Results of continuing operations also reflect other income of $114,000 in 2001 versus $88,000 of other expenses in 2000, primarily from foreign exchange losses and interest on capital leases.

Liquidity and Capital Resources

         General. Our consolidated financial statements have been prepared on the basis that current operations will be discontinued. We incurred significant operating losses and negative cash flows in recent years. In view of our determination in October 2000 to dispose of our Clinical Software business and pursue the Business Redirection, the consolidated financial statements account for the assets and liabilities associated with our software operations based on their net realizable value upon disposition. The recorded value of our Clinical Software business reflects the terms of the LLC Agreement but attributes no value to our interest in Almedica LLC. See "Business - Discontinued Operations."

         Liquidity. Our working capital decreased from $1.7 million at December 31, 2000 to $1.0 million at December 31, 2001. Our cash position decreased from $2.3 million at December 31, 2000 to $1.2 million at December 31, 2001, primarily reflecting the use of cash in operations totaling $1.1 million.

         Capital Resources. In May 2000, the Nasdaq inquired about our ability to meet the Nasdaq SmallCap Market continuing listing requirements for $2.0 million of net tangible assets, $35.0 million in market capitalization and $0.5 million of net income. To facilitate the Nasdaq's review, we submitted its plan for achieving and sustaining compliance. Although the tangible net asset requirement was satisfied upon cancellation of the Series B preferred stock, our Class A common stock was delisted from the Nasdaq SmallCap Market in December 2000 for failure to meet its $1.00 minimum bid requirement. See "Market for the Company's Common Stock and Related Shareholder Matters." In addition to reduced liquidity in the outstanding common stock and related risks to our shareholders, this has impaired our ability to implement a Business Redirection through equity transactions requiring an established trading market for the shares issuable in the transaction.

Income Taxes

         At December 31, 2001, we had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $78.0 million, expiring in increments from 2005 through 2020. We also had research and development carryforwards of $0.2 million expiring in increments from 2002 through 2006. If we undergo certain changes in ownership, including the change of control associated with the Convergence Merger, we could be subject to annual limitations on the use of our NOL carryforwards and credits. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), requires that a valuation allowance be created and offset against the deferred tax assets if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance will be adjusted when the credits are realized or when, in the opinion of management, there is sufficient additional positive evidence on the likelihood of their realization. Any reductions will be reflected as a component of income tax expense.

Item 7.  Financial Statements and Supplementary Data

                          Index to Financial Statements
                                                                         Page
                                                                         ----
Independent Auditors' Report.......................................       F-1
Consolidated Balance Sheet - December 31, 2001.....................       F-2
Consolidated Statements of Operations - Years ended
   December 31, 2001 and 2000......................................       F-3
Consolidated Statements of Common Stock and Other
   Shareholders' Equity (Deficit) - Years ended
   December 31, 2001and 2000.......................................       F-4
Consolidated Statements of Cash Flows - Years ended
   December 31, 2001 and 2000......................................       F-5
Notes to Consolidated Financial Statements.........................       F-6

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On October 31, 2000, we dismissed PricewaterhouseCoopers LLP ("PWC") as our independent accountants. The dismissal was approved by the Audit Committee of our board of directors. The reports of PWC on our financial statements for the years ended December 1999 and 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. In connection with its audits for those fiscal years and through October 31, 2000, (1) we had no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have required references by PWC in its reports on our financial statements for those years if not resolved to the satisfaction of PWC, and (2) PWC did not advise us of any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act.

         On November 3, 2000, we engaged Amper, Politziner & Mattia PA ("APM") as our new independent accountants. During our two most recent fiscal years, we did not consult with APM on any accounting, auditing, financial reporting or any other matters relating to our business.

                                    PART III

Item 9.  Directors and Executive Officers

Board Reconstitution

         Our board of directors (the "Board") was realigned twice during 2000. In the second quarter of 2000, the Board memberships held by Clark L. Bullock since June 1999 and by Alan S. Poole since May 1994 were relinquished to Edward
J. Klinsport, who had served as a member of our senior management for twelve years prior to the sale of our GTD business. In the fourth quarter of 2000, following the sale of our MES business, the Board announced its plan for the Business Redirection. To implement the Business Redirection, the Board appointed Mr. Klinsport as its Chairman, in place of Stephen Cloughley, and Andrew G. Sycoff joined the Board in place of Robert Hurwitz.

Incumbent Directors and Officers

         Our current directors and executive officers are as follows:

                                                                                                     Officer of
                                                                                                      Base Ten
         Name                   Age                           Position                                  Since
         ----                   ---                           --------                                  -----
         Edward J. Klinsport    54          Chairman of the Board, President, Chief
                                            Executive Officer and a Director                            2000

         John C. Rheinberger    57          Director                                                    1999

         Andrew G. Sycoff       35          Director                                                    2000

         Kenneth W. Riley       38          Chief Financial Officer, Treasurer and
                                            Secretary                                                   2000

         A summary of the business experience and background of our incumbent directors and executive officers is set forth below.

         Edward J. Klinsport was appointed to the Board in June 2000. In October 2000, Mr. Klinsport was appointed Chairman of the Board, Chief Executive Officer and President of Base Ten in connection with the Board's decision to implement the Business Redirection and related management realignment. Mr. Klinsport also serves as Chairman of the Board, Chief Executive Officer and President of Paragon Industries Corp., a electronics contract manufacturer that he co-founded in 1999. He was the founder, Chief Executive Officer and President of STS, which purchased our GTD business in 1997. Prior to that transaction, he served as a director of Base Ten, commencing in 1985, and as a member of our senior management, commencing in 1978, most recently as its Executive Vice President and Chief Financial Officer as well as General Manager of GTD operations.

         John C. Rhineberger was appointed to the Board in May 1999. Since 1997, he has been employed as President of The Rhineberger Organization, Inc., a provider of sales, marketing and product development consulting services to the home center and related industries. From 1996 to August 1997, Mr. Rhineberger was a Vice President of Shaw Industries, Inc., a carpet manufacturer, with responsibility for retail operations. He previously held positions as a merchandising executive for Home Depot, President and Chief Executive Officer of Post Tool Retail Stores and Sun Flooring Distribution, each a subsidiary of West Union Company, President and General Manager of Sherwin Williams Floor World, a floor covering retail business, and various executive positions, including President and Chief Operating Officer, at Color Tile, a retail store chain.

         Andrew G. Sycoff was appointed to the Board in October 2000. He has also served since 1999 on the board of directors of Paragon Industries Corp. Since 1992, Mr. Sycoff has been President, Chief Executive Officer and Chairman of the Board of Andrew Garrett Inc., an investment bank and full service brokerage firm located in New York City, as well as Chief Executive Officer and Co-Chairman of the Board of Andrew Garrett Trading, Inc., a trading and Nasdaq market making firm. He previously held branch manager positions with Shamrock Partners and Paulson Securities. Mr. Sycoff has also held senior management and consulting positions within the real estate industry.

         Kenneth W. Riley joined Base Ten as Controller in May 1999. In October 2000, he was named Chief Financial Officer, Treasurer and Secretary. Prior to joining Base Ten, Mr. Riley was the Chief Financial Officer of Ocean Computer Group from 1998 to 1999 and the Vice President - Finance and Administration of Decision Technology, Inc. from 1989 to 1998. Mr. Riley also served on the audit staff of Ernst & Young and is licensed as a certified public accountant.

Actions by the Board in 2001

         During 2001, the Board took formal action, either at meetings or by consent, on two occasions. No director attended or participated in fewer than 75% of the meetings or actions by consent while serving on the Board during 2001.

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

         The Audit Committee and Compensation Committee were chaired by Alan S. Poole prior to his resignation from the Board in June 2000, when his role on both Committees was assumed by Mr. Rhineberger. Since October 2000, Mr. Sycoff has served on both Committees. Each of these Committees held one meeting during 2001.

Compensation of Directors

         No fees were paid to directors of the Company during 2001.

Beneficial Ownership Reporting

         Based on a review of forms filed with the Securities and Exchange Commission to report changes in their beneficial ownership of our common stock, none of our officers or directors failed to file any required reports on a timely basis during 2001.

Item 10.  Executive Compensation

Compensation of Executive Officers

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

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation          Long Term Compensation
Name and 2000                           ---------------------------     ----------------------         All Other
Principal Position           Year        Salary     Bonus  Other(1)      Option/SAR Awards (#)       Compensation
------------------          -------     ---------   -----  -----         ---------------------       ------------
Edward J. Klinsport          2001......$  100,000        --   --                   --                        --
CEO after 10/29/00           2000......    13,461        --   --               10,000                        --

Kenneth W. Riley             2001......   147,500        --   --                   --                        --
CFO                          2000......    86,146        --   --               14,500                        --
                             1999......    48,125        --   --                1,000                        --

Stephen A. Cloughley(2)      2000......   155,769        --   --                   --                  $ 97,962
CEO until 10/29/00           1999......    74,923        --   --               55,000                    71,524

William F. Hackett(3)        2000......   151,442        --   --                   --                    90,000
SVP and CFO                  1999......   174,808        --   --                   --                        --

--------------------
     (1) Perquisites and other benefits did not exceed 10% of any named officer's total annual salary.
     (2) Other compensation received by Mr. Cloughley consisted of severance payments, forgiveness of an employee loan and compensation deferred from 1999. His employment terminated on October 29, 2000. See "Termination Agreements" below.
     (3) Other compensation received by Mr. Hackett consisted of severance payments. His employment terminated on October 27, 2000. See "Termination Agreements" below.

Stock Options

         During 2001, no stock options or SARs were granted or exercised by the Named Officers.

Termination Agreements

         We entered into a termination agreement with William F. Hackett in connection with his resignation as Chief Financial Officer, Senior Vice President, Secretary and Treasurer on October 27, 2000. The agreement provided for a contemporaneous severance payment of $90,000 plus a contingent payment of $85,000 based on satisfactory resolution of various matters, including obligations under our Trenton, New Jersey office lease, a breach of contract claim by a former customer and the windup of subsidiary operations in Mechelen, Belgium. In February 2001, Mr. Hackett agreed to accept $20,000 and an assignment of a country club membership maintained by the Company in lieu of the stipulated contingent payment.

         We entered into a termination agreement with Stephen A. Cloughley in connection with his resignation as President and Chief Executive Officer on October 29, 2000. The agreement provided for a contemporaneous severance payment of $72,000, consulting fees totaling $22,500 for transitional services through year end and contingent compensation estimated at $7,500 upon sale of our Clinical Software business.

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

Compensation Committee Report on Executive Compensation

         Compensation Policy. Historically, our executive compensation program was designed to remunerate executives fairly and provide additional incentive for them to remain with the Company and maximize their performance on its behalf. The compensation program consisted of base salary, annual incentive bonus and periodic grants of stock options. The Board's objective, reflected in recommendations by the Compensation Committee, was to integrate these compensation components with our annual and long term performance as well as the achievements and contributions of the individual executives. In this way, the compensation program was structures to balance the relationship between compensation and performance in the best interests of our shareholders. Since the Board's adoption of the Business Redirection strategy in October 2000 and related management realignment, our two incumbent executive officers agreed to limit their compensation to a base salary reflecting our limited financial resources.

         Base Salary. Base salaries for 2001 were established at the beginning of the year based on the Compensation Committee's assessment of each Named Officer's (1) overall performance, (2) position and responsibilities, (3) contribution, experience and relative importance to the enterprise, (4) prior year's compensation in comparison with salaries for similarly situated executives at comparable companies and (5) the Company's financial condition, prior year's financial performance and success or failure in meeting strategic objectives for the prior year. In making its recommendations, the Compensation Committee did not assign any specific weight to any particular factor or attempt to correlate base salaries in relation to any group of comparable companies. Instead, it considered the entire mix of factors in the aggregate and made subjective determinations to arrive at recommendations it considered appropriate.

         Conclusion. The Committee believes that the executive compensation policies implemented through its recommendations serve the interests of Base Ten's shareholders and the long range goals of the Company.

This report has been approved by the following
members of the Compensation Committee:   JOHN C. RHINEBERGER    ANDREW G. SYCOFF

Performance Graph

         The following graph compares the yearly percentage change in the Company's cumulative total shareholder return with the cumulative return (assuming reinvestment of dividends) of (1) the Nasdaq Market Index and (2) the MG Industry Group 821, Application Software, Information Technology and Services, Media General Financial Services, P.O. Box 85333, Richmond, Virginia 23293 (accessible through Industriscope, Dialog and Dow Jones News Retrieval). MG Industry Group 821 includes both the Company's Class A and Class B common stock.

------------------------------------------------------------------------------------------------------
                          10/31/96   10/31/97   12/31/97  12/31/98   12/31/99    12/31/00    12/31/00
------------------------------------------------------------------------------------------------------
Base Ten - Class A         100.00     136.47      97.06     30.59       4.47        0.19        0.16
------------------------------------------------------------------------------------------------------
MG Industry Group 821      100.00     149.73     142.86    251.08     480.40      262.55      250.18
------------------------------------------------------------------------------------------------------
NASDAQ Market Index        100.00     131.06     129.44    182.57     322.00      202.39      161.33
------------------------------------------------------------------------------------------------------

Item 11.  Security Ownership by Principal Shareholders and Management

         The following table shows the number of shares of common stock beneficially owned as of February 28, 2002 by:

     o each person known to beneficially own more than 5% of the common stock
     o each current director
     o each incumbent Named Officer
     o the current directors and executive officers as a group

                                                      Class A                Class B
                                                    Common Stock           Common Stock
                                                    Beneficially           Beneficially         Percentage
5% Shareholders                                         Owned                 Owned              of Class
---------------                                    -------------           -------------      --------------
Jesse Upchurch(1)................................     2,432,303                 --                   40.6%
Almedica International, Inc.(2)..................       633,700                 --                   10.7

Executive Officers and Directors

Edward J. Klinsport(3)...........................        10,000                 --                      *
Andrew Sycoff(3).................................        88,666                 --                    1.5
John C. Rhineberger(3)...........................        10,200                 --                      *
Kenneth W. Riley(3)..............................        14,603                 --                      *
Current directors and executive officers(3)
   as a group (4 persons)........................       108,866                 --                    1.8%
-----------------------------------------------------------------------------------------------------------

     * Less than 1% of class.
     (1) The address of Mr. Upchurch is 500 Main Street, Fort Worth, TX 76102. Represents (a) 1,528,573 shares held directly by Mr. Upchurch, (b) 703,730 shares held directly by the Constance J. Upchurch Family Trust (the "Trust"), of which Mr. Upchurch is the executor and beneficiary, and (c) 200,000 shares issuable upon the exercise of warrants. The Trust also owns 50,000 shares of Convergence Series A-3 preferred stock.
     (2) The address of Almedica International, Inc. is 75 Commerce Drive, Allendale, NJ 07401.

     (3) Includes options or warrants exercisable within 60 days by (a) Messrs. Rhineberger and Klinsport for 10,000 shares each, (b) Mr. Sycoff for 79,000 shares, (c) Mr. Riley for 14,500 shares and (d) all current directors and executive officers as a group for 113,500 shares.

Item 12.  Certain Relationships and Related Transactions

         A firm owned by John C. Rhineberger, a member of our Board and its Compensation and Audit Committees since May 1999, served as a consultant to Base Ten for strategic advice in connection with the disposition of its software operations. Under the consulting contract, which continued for one year through October 2001, Mr. Rhineberger received total payments of $100,000.

         Andrew Sycoff, a member of our Board and its Compensation and Audit Committees since October 2000, will receive warrants exercisable for 1,136 shares of our Class A common stock (adjusted for the Share Combination) for introducing the parties to the pending Convergence Merger and assisting in structuring the transaction. The warrants will be exercisable for five years at $.01 per share.

         Mr. Sycoff also assisted Convergence obtain the participation of the Constance J. Upchurch Family Trust in a convertible debt offering by Convergence in October 2001. He received a fee from Convergence in the form of 50,000 shares of its common stock for his services in connection with the transaction.

         It is the policy of our Board to structure any transactions with related parties only on terms that are no less favorable to Base Ten than could be obtained on an arm's length basis from unrelated parties.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements and Schedules:

         1. Financial Statements: The Financial Statements listed in the Index under Item 7 are included in this Report at the pages indicated.

         2. Financial Statement Schedules: The financial statement schedules for which provision is made in Regulation SB have been omitted because the required information is either presented in the Financial Statements or the Notes thereto or is not applicable.

         3. Exhibits:

     Exhibit
     Number:    Exhibit
     -------    -------
      3(a)      Restated Certificate of Incorporation, as amended, of Company
                (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to
                Company's Registration Statement on Form S-8 (File No. 2-84451) filed on July 31, 1990).

      3(b) Certificate of Amendment of the Restated Certificate of Incorporation dated September 1, 1992 (incorporated by reference to Exhibit 4(b)(2) to Amendment No. 3 to Company's Registration Statement on Form S-1 (File No. 33-48404) filed on September 3,
                1992).

      3(c) Certificate of Amendment of Restated Certificate of Incorporation filed December 2, 1997, (incorporated by reference to Exhibit 99.3 of Company's Current Report on Form 8-K (File No. 0-7100) dated October 27, 1997).

      3(d) Amendment to Certificate of Incorporation filed on March 31, 1998 (incorporated by reference to Exhibit 3(d) to Company's Current Report on Form 8-K (File No. 0-7100) dated April 23,
                1998).

      3(e) Amendment to Certificate of Incorporation filed on April 21, 1998 (incorporated by reference to Exhibit 3(e) to Company's Current Report on Form 8-K (File No. 0-7100) dated April 23,
                1998).

      3(f) Certificate of Amendment of Certificate of Incorporation dated June 30, 1998 filed with the Treasurer of the State of New Jersey on July 9, 1998 (incorporated by reference to Exhibit 3(g) to Company's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

      3(g) Certificate of Amendment of Certificate of Incorporation dated September 30, 1998 filed with the Treasurer of the State of New Jersey on October 13, 1998 (incorporated by reference to Exhibit 3(h) to Company's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

      3(h) Certificate of Amendment of Certificate of Incorporation dated November 18, 1998 filed with the Treasurer of the State of new Jersey on November 19, 1998 (incorporated by reference to
                Exhibit 3(i) to Company's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

      3(I) Certificate of Amendment of Certificate of Incorporation dated January 11, 1999 filed with the Treasurer of the State of New Jersey on January 11, 1999 (incorporated by reference to Exhibit 3(j) to Company's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

      3(j) Form of Certificate of Amendment of Restated Certificate of Incorporation providing for designation, preferences and rights of the Convertible Preferred Shares, Series B (Exhibit A to the Exchange Agreement dated as of December 31, 1998) (incorporated by reference to Exhibit 10(yy) to Company's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

      3(k) Certificate of Amendment of Certificate of Incorporation dated March 3, 1999 filed with the Treasurer of New Jersey on March 4, 1999 (incorporated by reference to Exhibit 3 (m) to Company's Annual Report on Form 10-K (File No. 0-7100) dated April 11,
                2000).

      3(l) Certificate of Correction to the Certificate of Amendment of Restated Certificate of Incorporation providing for designation, preferences and rights of the Convertible Preferred Shares, Series B, filed with the Treasurer of the State of New Jersey on March 18, 1999 (incorporated by reference to Exhibit 3 (m) to Company's Annual Report on Form 10-K (File No. 0-7100) dated April 11, 2000).

      3(m) Amended By-Laws of the Company dated October 13, 1997 ( incorporated by reference to Exhibit 10(ee) to Company's Annual Report on Form 10-K (File No. 0-7100) for the fiscal year ended October 31, 1997).

      3(n) Form of Certificate of Amendment of Restated Certificate of Incorporation providing for designation, preferences and rights of the Convertible preferred Shares, Series B (Exhibit A to the Exchange Agreement dated as of December 31, 1998) (incorporated by reference to Exhibit 10(yy) to Company's Current Report on Form 8-K (File No. 0-7100) dated January 13, 1999).

      3(o) Amended By-Laws of the Company (incorporated by reference to Exhibit 4(d)(2) to Company's Registration Statement on Form S-8 (File No. 33-60454) filed on April 1, 1993).

      10(a) Operating Agreement between the Company and Jesse L. Upchurch dated May 1, 1997 (incorporated by reference to Exhibit (u) of Company's Current Report on Form 8-K (File No. 0-7100) dated May 1, 1997).

      10(b)     Employment Termination Agreement between the Company and Thomas
                E. Gardner dated October 28, 1999 (incorporated by reference to Company's Current Report on Form 8-K (File No. 0-7100) dated April 12, 2000).

      10(c) Limited Liability Company Agreement dated as of March 29, 2001 between the Company and Almedica International, Inc. (incorporated by reference to Company's Current Report on Form 8-K.

      10(d) License Agreement dated as of December 1, 2001 between the Company and Almedica Advanced Technology, LLC.

      10(e) Amended and Restated Agreement and Plan of Merger dated as of January 18, 2002 among the Company, ConvergenceHealth.com, Inc. ("Convergence") and Newco B10, Inc. (incorporated by reference to Company's Current Report on Form 8-K (File No. 0-7100) dated March 14, 2002).

      10(f) Amendment No. 1 dated as of March 12, 2002 to Amended and Restated Agreement and Plan of Merger dated as of January 18, 2002 among the Company, ConvergenceHealth.com, Inc. ("Convergence") and Newco B10, Inc. (incorporated by reference to Company's Current Report on Form 8-K (File No. 0-7100) dated March 14, 2002).

      10(g) Stock Purchase Agreement dated as of January 18, 2002 between the Company and Convergence (incorporated by reference to Company's Current Report on Form 8-K (File No. 0-7100) dated January 30, 2002).

      10(h) Letter Agreement dated as of January 18, 2002 between the Company and Byron Gehring (incorporated by reference to Company's Current Report on Form 8-K (File No. 0-7100) dated January 30, 2002).

      10(i) Stock Purchase Agreement dated as of March 12, 2002 between the Company and Convergence (incorporated by reference to Company's Current Report on Form 8-K (File No. 0-7100) dated March 14,
                2002).

      21(a) Subsidiaries of the Company (incorporated by reference to Company's Annual Report on Form 10-KSB (File No. 0-7100) for the year ended December 31, 2000).

      24(a)     Power of Attorney.

(b) Reports on Form 8-K:

         1. On January 30, 2002, the Company filed a Current Report on Form 8-K announcing the execution of the agreement governing the proposed Convergence Merger, together with an agreement for a related stock purchase transaction.

         2. On March 14, 2002, the Company filed a Current Report on Form 8-K announcing the execution of an amended and restated agreement governing the proposed Convergence Merger, together with a subsequent amendment and agreement for a related stock purchase transaction.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.

                             BASE TEN SYSTEMS, INC.


By:    /s/ Edward J. Klinsport          By:     /s/ Kenneth W. Riley            By:    /s/ Kenneth W. Riley
   ---------------------------------       --------------------------------        --------------------------------
         Edward J. Klinsport                      Kenneth W. Riley                       Kenneth W. Riley
       Chief Executive Officer                 Chief Financial Officer             Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

                                                               Title                               Date
                                                               -----                               ----
                                                             Directors
Edward J. Klinsport
John C. Rhineberger
Andrew G. Sycoff




By:             /s/ Kenneth W. Riley                                                          March 29, 2002
     ----------------------------------------
     Kenneth W. Riley, as attorney-in-fact

Independent Auditors' Report


To the Board of Directors and Shareholders
Base Ten Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Base Ten Systems, Inc. as of December 31, 2001, and the related consolidated statements of operations, common stock and other shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Base Ten Systems, Inc. as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company had incurred significant operating losses and negative cash flows in recent years and has decided to discontinue its only operating business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                       AMPER, POLITZINER & MATTIA P.A.

February 28, 2002
Princeton, New Jersey

                     Base Ten Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                    (dollars in thousands, except par value)

                                     Assets
                                                                                      December 31, 2001
                                                                                      -------------------
Current Assets:
   Cash and cash equivalents....................................................        $     1,173
   Other current assets.........................................................                153
   Current assets of discontinued operations....................................                 75
                                                                                      -------------------
        Total Current Assets....................................................              1,401

Equipment, net..................................................................                  3
Other assets....................................................................                 10
                                                                                      -------------------
        Total Assets............................................................        $     1,414
                                                                                      ===================

            Liabilities, Common Stock and Other Shareholders' Equity

Current Liabilities:
   Accounts payable.............................................................        $        22
   Accrued expenses.............................................................                307
                                                                                      -------------------
        Total Current Liabilities...............................................                329
                                                                                      -------------------
Commitments and Contingencies - (Notes A and I) Redeemable Convertible Preferred
Stock:
   Series B Preferred Stock, $1.00 par value, 994,201 shares authorized, 0
      shares issued and outstanding                                                              --
Common Stock and Other Shareholders' Equity (Deficit):
   Class A Common Stock, $5.00 par value, 27,000,000 shares authorized;
      5,358,812 shares issued and 5,338,812 shares outstanding..................             26,794
   Class B Common Stock, $5.00 par value, 400,000 shares authorized; 12,667
      shares issued and outstanding.............................................                 63
   Additional paid-in capital...................................................             68,481
   Accumulated Deficit..........................................................            (94,028)
                                                                                      -------------------
                                                                                              1,310

   Accumulated other comprehensive income.......................................                 56
   Treasury Stock, 20,000 Class A Common Shares, at cost........................               (281)
                                                                                      -------------------
        Total Common Stock and Other Shareholders' Equity.......................              1,085
                                                                                      -------------------
        Total Liabilities, and Common Stock and Other Shareholders' Equity  ....        $     1,414
                                                                                      ===================

        See notes to the Consolidated Financial Statements.

                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)

                                                               Year ended           Year ended
                                                            December 31, 2001   December 31, 2000
                                                          -----------------------------------------
 General and administrative expenses...............           $       841          $     3,345
 Other (income) expense, net.......................                  (114)                  88
                                                          -----------------------------------------
Net loss from continuing operations................                  (727)              (3,433)

 Discontinued operations:
 Loss from disposition of software operations......                    --               (1,864)
 Loss from discontinued operations.................                    --               (3,967)
                                                          -----------------------------------------
 Net loss from discontinued operations.............                    --               (5,831)
                                                          -----------------------------------------
 Net loss..........................................           $      (727)         $    (9,264)
                                                          -----------------------------------------

Plus:  Gain on redemption of Redeemable Convertible
       Preferred Stock.............................                    --               11,717
                                                          -----------------------------------------
 Net income (loss) available for common shareholders          $      (727)         $     2,453
                                                          =========================================

 Basic and diluted income (loss) per share:
 Continuing operations.............................           $    (0.14)          $    (0.66)
 Gain on redemption of Redeemable Convertible
   Preferred Stock.................................                    --                2.25
 Discontinued operations...........................                    --               (1.12)
                                                          -----------------------------------------
 Net income (loss) per share.......................           $    (0.14)          $     0.47
                                                          -----------------------------------------
 Weighted average common shares outstanding - basic
   and diluted.....................................             5,351,000            5,188,000
                                                          -----------------------------------------

        See notes to the Consolidated Financial Statements.

                     Base Ten Systems, Inc. and Subsidiaries
Consolidated Statements of Common Stock and Other Shareholders' Equity (Deficit)
                             (dollars in thousands)

                             Class A             Class B                            Accumulated
                            Common Stock      Common Stock  Additional                 Other        Treasury Stock      Total
                                                             Paid-In   Accumulated  Comprehensive                    Shareholders'
                        Shares   Amount   Shares   Amount    Capital     Deficit    Income (Loss)   Shares   Amount Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1999     5,102,096  $25,510   14,225   $   71    $63,527     $(95,754)     $   (92)    (20,000)  $ (281)    $(7,019)
===================================================================================================================================
Conversions:
   Common B to
   Common A               2,341       12   (1,558)      (8)       (4)          --            --          --       --          --
   Preferred B to
   Common A             250,000    1,250       --       --     5,000           --            --          --       --       6,250
Issuance of
Common Stock:
   Purchase of Warrants      --       --       --       --       (27)          --            --          --       --         (27)
   Employee stock
   purchase plan          4,375       22       --       --       (15)          --            --          --       --           7
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive
Income (Loss):
   Net loss                  --       --       --       --        --       (9,264)           --          --       --      (9,264)
   Effect on disposition
   of foreign operations     --       --       --       --        --           --           123          --       --         123
   Unrealized gain on
   securities available
   for sale                  --       --       --       --        --           --             3          --       --           3
   Gain on redemption
   of Series B
   Preferred Stock           --       --       --       --        --       11,717            --          --       --      11,717
                     --------------------------------------------------------------------------------------------------------------
Total Comprehensive
Income (Loss)                --       --       --       --        --        2,453           126          --       --       2,579
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2000     5,358,812  $26,794   12,667   $   63    $68,481     $(93,301)     $    34     (20,000)  $ (281)    $ 1,790
===================================================================================================================================
Comprehensive
Income (Loss):
   Net loss                  --       --       --       --        --         (727)           --          --       --        (727)
   Unrealized gain on
   securities available
   for sale                  --       --       --       --        --           --            22          --       --          22
                     --------------------------------------------------------------------------------------------------------------
Total Comprehensive
Income (Loss)                --       --       --       --        --         (727)           22          --       --        (705)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2001     5,358,812  $26,794   12,667   $   63    $68,481     $(94,028)     $    56     (20,000)  $ (281)    $ 1,085
===================================================================================================================================

See notes to the Consolidated Financial Statements.

                     Base Ten Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                              Year Ended       Year Ended
                                                             December 31,     December 31,
                                                                 2001             2000
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net loss .........................................       $       (727)    $     (9,264)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities of Continuing Operations:
    Net loss from discontinued operations.............                 --            3,967
    Loss on disposition of discontinued operations....                 --            1,864
    Depreciation and amortization.....................                  6                4
    Deferred gain on sale of building.................                 --              (24)
    Loss on disposition of assets.....................                 34               --
Changes in operating assets and liabilities,
excluding effects of discontinued business:
    Other current assets..............................                231               --
    Other assets......................................                 --               42
    Accounts payable, accrued expenses and deferred
    revenue...........................................               (675)          (1,186)
---------------------------------------------------------------------------------------------
Net Cash Used in Operations...........................             (1,131)          (4,597)
=============================================================================================
Cash Flows from Investing Activities:
    Proceeds from sale of equipment...................                 --               47
    Proceeds from note receivable.....................                 --            1,975
    Additions to property, plant and equipment .......                 --             (106)
---------------------------------------------------------------------------------------------
Net Cash Provided from Investing Activities...........                 --            1,916
=============================================================================================
Cash Flows from Financing Activities:
    Repayment of amounts borrowed.....................                 --             (136)
    Proceeds from issuance of common stock............                 --                6
    Conversion and repurchase of Series B preferred stock              --           (1,063)
---------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                  --           (1,193)
=============================================================================================
Cash Flows from Discontinued Operations:
    Net cash used in operating activities.............                 --           (1,665)
    Proceeds from sale of discontinued business.......                 --            2,000
---------------------------------------------------------------------------------------------
Net Cash Provided from Discontinued Operations:                        --              335
=============================================================================================
Net Decrease In Cash and Cash Equivalents.............             (1,131)          (3,539)
Cash and Cash Equivalents, beginning of year..........              2,304            5,843
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of year................       $      1,173     $      2,304
=============================================================================================
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for interest............       $         --     $        483

See notes to the Consolidated Financial Statements.

                     Base Ten Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
               Years Ended December 31, 2001 and December 31, 2000

A.       Basis of Presentation and Liquidity

     The financial statements of Base Ten Systems, Inc. and Subsidiaries (the "Company" or "Base Ten") have been prepared on the basis that its current operations are limited to administrative matters pending implementation of its strategy for redirection of its business within the electronics or other technology sectors. The Company has incurred significant operating losses and negative cash flows in recent years. In October 2000, Base Ten sold part of its software business and announced its decision to dispose of its remaining software operations, with a view to pursuing alternative revenue generating or strategic opportunities. See Note N below. The assets and liabilities associated with the Company's software operations have been adjusted to reflect their net realizable value upon disposition.

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

     In October 2000, the Company sold its manufacturing execution software ("MES") business to ABB Automation, Inc. ("ABB") for $2.0 million and announced its intention to dispose of its clinical software ("Clinical Software") business. In March 2001, Base Ten entered into an agreement for the sale of the Clinical Software business to Almedica Advanced Technology LLC ("AAT"), a subsidiary of Almedica International, Inc. ("Almedica"). See Notes C and N below.

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

2. Discontinued Operations - As discussed in Note B and Note N to the Consolidated Financial Statements, the results of operations of the Company's MES business and clinical software business have been reported separately as discontinued operations. In addition, the impact of the Company's investment in uPACs has been reported as discontinued operations. Base Ten disposed of the assets of the MES in October 2000. The assets and liabilities of the clinical software business are recorded at December 31, 2001 at $75,000, their net realizable value based upon the March 2001 agreement with Almedica. The investment in uPACs was written off and has no estimated realizable value at December 31, 2000.

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

4. Reliance on Estimates - The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the value of its investments in Clinical Software assets and uPACs, reserves for claims by customers and vendors for contractual or other unfulfilled commitments, deferred tax asset valuation reserves and the value of assets and liabilities to be disposed of, all of which could differ from actual values.

5. Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less at date of acquisition to be cash equivalents. These balances are in excess of the $100,000 insured by the Federal Deposit Insurance Corporation (FDIC).

6. Earnings Per Share - The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution.

7. Fair Value of Financial Instruments - The fair value of certain financial instruments, including cash, accounts payable, and other accrued liabilities, approximates the amount recorded in the balance sheet because of the relatively current maturities of these financial instruments.

8. Income Taxes - Deferred income taxes are determined based on the tax effect of the differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are classified as either current or noncurrent based generally on the classification of the related asset or liability.

9. Investments - The Company accounts for its investments using Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("FAS 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders' equity.

     Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2001 and December 31, 2000, all securities covered by FAS 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities available for sale at December 31, 2001 and December 31, 2000, consisted of common stock with a cost basis of $50,000 for each year and are included in other current assets. Differences between cost and market of $56,000 and $34,000 were included as a component of "accumulated other comprehensive income" in shareholders' equity, as of December 31, 2001 and December 31, 2000, respectively.

10. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

D.   Other Current Assets

     Other current assets at December 31, 2001 includes the following amounts (dollars in thousands):

              --------------------------------------------------
                                                   December 31,
                                                       2001
              --------------------------------------------------
              Marketable securities                 $  106
              Prepaid expenses                          43
              Other                                      4
              --------------------------------------------------
                                                    $  153
              --------------------------------------------------

E.   Accrued Expenses

     Accrued expenses at December 31, 2001 includes the following amounts (dollars in thousands):

           ---------------------------------------------------------
                                                     December 31,
                                                         2001
           ---------------------------------------------------------
           Accrued payroll costs                        $ 151
           Accrued professional services                   94
           Accrued vendor claims                           28
           Accrued operating leases                        26
           Deferred compensation for former officers        8
           ---------------------------------------------------------
                                                        $ 307
           ---------------------------------------------------------

F.   Income Taxes

     The provision (benefit) for income taxes includes the following (dollars in thousands):

-----------------------------------------------------------------------------
                                    Year Ended             Year Ended
                                 December 31, 2001      December 31, 2000
-----------------------------------------------------------------------------
Current:
    Federal                        $      --              $      --
    State                                 --                     --
    Foreign                               --                     --
-----------------------------------------------------------------------------
Total Current                      $      --              $      --
-----------------------------------------------------------------------------
Deferred:
    Federal                        $     (81)             $  (2,996)
    State                                (14)                  (529)
    Foreign                               --                     --
-----------------------------------------------------------------------------
Total Deferred                           (95)                (3,525)
-----------------------------------------------------------------------------
Valuation Allowance                       95                  3,525
-----------------------------------------------------------------------------
Net                                $      --              $      --
-----------------------------------------------------------------------------


     A reconciliation of the Company's effective rate to the U.S. statutory rate is as follows:

------------------------------------------------------------------------------------------------
                                                               Percentage of Pre-Tax Earnings
------------------------------------------------------------------------------------------------
                                                                Year Ended         Year Ended
                                                                December 31,       December 31,
                                                                   2001               2000
                                                                --------------------------------
Federal tax (benefit)/provisions at applicable statutory rates     (34.0%)           (34.0%)
Increases (decreases) in income taxes resulting from:
    State tax benefit, net of Federal tax effect                    (6.0)             (6.0)
    Valuation allowances                                            40.0              40.0
                                                                --------------------------------
                                                                     --                --
------------------------------------------------------------------------------------------------

     The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

         -----------------------------------------------------------------
                                                    December 31,
                                                       2001
         -----------------------------------------------------------------
         Current
           Other                                   $       48
                                                   --------------
         Total current assets                              48
                                                   ==============
         Noncurrent
           Net operating loss carryforward         $   31,200
           Research and development carryforward          195
                                                   -------------
              Total non-current assets                 31,395
                                                   -------------
           Valuation allowance                        (31,443)
                                                   -------------
                   Net deferred tax assets         $       --
         -----------------------------------------------------------------

     At December 31, 2001, the Company had incurred net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $78.0 million, which expire in the years 2005 through 2020. Research and development carryforwards of $0.2 million expire in the years 2002 to 2006. As certain changes in the Company's ownership occur there is a limitation on the annual amount of such NOL carryforwards and credits which can be utilized. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be created and offset against the deferred tax assets if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance will be adjusted when the credits are realized or when, in the opinion of management, sufficient additional positive evidence exists regarding the likelihood of their realization. The reductions, if any, will be reflected as a component of income tax expense.

G.   Segment Information

     The Company is organized and operates as a single segment. The following tabulation details the Company's identifiable assets in different geographic areas at December 31, 2001 (dollars in thousands):

---------------------------------------------------------------------------------------------------------------------------
   Identifiable Assets         United States              Europe               Eliminations             Consolidated
---------------------------------------------------------------------------------------------------------------------------
December 31, 2001           $       1,414           $          --           $          --           $       1,414
---------------------------------------------------------------------------------------------------------------------------

H.   Commitments and Contingencies

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

     In 2001, the Company was released of its remaining obligations totaling $5,808,000, including interest, under the lease. Under the lease termination agreement, the Company paid $75,000 in 2001 and assigned its rights under the STS Sublease to the landlord.

Operating Leases

     The Company was in default of certain leases for office equipment. The total obligation of $26,000 under these leases was accrued at December 31, 2001.

I.   Redeemable Convertible Preferred Stock

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

J.   Equity Transactions


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

K.   Earnings Per Share

     The following is a reconciliation of the numerators and denominators used to calculate net income (loss) per share in the Consolidated Statements of Operations (dollars in thousands, except per share data):

----------------------------------------------------------------------------------------------------------
                                                                      Year Ended           Year Ended
                                                                   December 31, 2001   December 31, 2000
----------------------------------------------------------------------------------------------------------
Net Income (Loss) per common share-basic:
Net loss                                                             $     (727)           $   (9,264)
Plus: Gain on redemption of Preferred Stock                                  --                11,717
----------------------------------------------------------------------------------------------------------
Net income (loss) to common shareholders (numerator)                 $     (727)           $    2,453
----------------------------------------------------------------------------------------------------------
Weighted average shares - basic (denominator)                         5,351,000             5,188,000
----------------------------------------------------------------------------------------------------------
            Net income (loss) per common share-basic                 $    (0.14)           $     0.47
----------------------------------------------------------------------------------------------------------
Net Income (Loss) per common share- diluted:
Net loss                                                             $     (727)           $   (9,264)
Plus: Gain on redemption of Preferred Stock                                  --                11,717
----------------------------------------------------------------------------------------------------------
Net income (loss) to common shareholders (numerator)                 $     (727)           $    2,453
----------------------------------------------------------------------------------------------------------
Weighted average shares - basic (denominator)                         5,351,000             5,188,000
Effect of dilutive options / warrants                                        --                    --
----------------------------------------------------------------------------------------------------------
Weighted average shares- diluted (denominator)                        5,351,000             5,188,000
----------------------------------------------------------------------------------------------------------
           Net income (loss) per common share-diluted                $    (0.14)           $     0.47
----------------------------------------------------------------------------------------------------------

     Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the years ended December 31, 2001 and 2000 and, therefore, were not included in the calculation of diluted earnings per share.

L.   Stock Option Plans, Warrants and Rights

     The Company's 1998 Stock Option and Stock Award Plan reserves 642,409 shares (after adjustment for the reverse stock split) of Class A Common Stock for purchase upon the exercise of options. Options may not be granted at less than fair market value as of the date of grant and are exercisable over a period not to exceed ten years. This plan allows for the re-issuance of any canceled or expired options. Approximately 497,000 options remain available for grant under this plan.

     A summary of the status of the Company's aforementioned stock option plans as of December 31, 2000 and 2001 and changes during the periods ending on those dates is presented below:

-----------------------------------------------------------------------------------------------------------------------------
                                                   Class A                             Class B
                                       -----------------------------------------------------------------------
                                                           Weighted -                         Weighted -          Total
                                          Number of          Average      Number of Shares      Average      Number of Shares
                                           Shares        Exercise Price                      Exercise Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999              491,460              22.27              --              --             491,460
------------------------------------------------------------------------------------------------------------------------------
Granted                                       143,000               1.41              --              --             143,000
Exercised                                          --                --               --              --                  --
Canceled                                     (483,600)             19.31              --              --            (483,600)
------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000              150,860              11.99              --              --             150,860
------------------------------------------------------------------------------------------------------------------------------
Granted                                            --                --               --              --                  --
Exercised                                          --                --               --              --                  --
Canceled                                       (4,860)             19.31              --              --              (4,860)
------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001              146,000              12.27              --              --             146,000
------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31, 2001              145,500          $   12.30              --           $  --             145,500
------------------------------------------------------------------------------------------------------------------------------

     The following tables summarizes information about the stock options outstanding at December 31, 2001:

---------------------------------------------------------------------------------------------------------------
                                           Options Outstanding                       Options Exercisable
                              -----------------------------------------------  --------------------------------
                                             Weighted-Average
                                  Number        Remaining                          Number
                               Outstanding     Contractual   Weighted-Average  Exercisable at  Weighted-Average
                               at December   Life (in years) Exercise Price     December 31,   Exercise Price
  Range of Exercise Prices       31, 2001                                           2001
---------------------------------------------------------------------------------------------------------------
      $1.13    -    $5.00          17,500          8.12           $ 2.81            17,000          $ 2.74
     $10.00    -   $17.50         100,400          6.71          $ 10.01           100,400         $ 10.01
     $25.63    -   $54.38          28,100          6.24          $ 26.24            28,100         $ 26.24
---------------------------------------------------------------------------------------------------------------

     The Company's 1998 Employee Stock Purchase Program authorizes the issuance of up to 200,000 shares of Class A Common Stock for purchase by Company employees. Shares are purchased at 85% of the fair market value on standard quarterly purchase dates as defined in the plan. Approximately 170,000 shares were available for issuance and purchase at December 31, 2001.

     At December 31, 2001, the Company has outstanding 447,680 warrants and 16,100 options previously granted in 1999 and earlier to consultants and non-management directors at prices ranging from $3.906 to $90.00, expiring from 2002 to 2009. In 2001, 88,000 options and warrants expired. The options and warrants were issued at fair market value at the date of grant.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") for its stock options plans for employees. All options granted to date under the stock option plans for employees have an exercise price equal to the market price of the Company's stock on the grant date. The lowest exercise price of all outstanding options was more than ten times greater than the Company's closing stock price on December 31, 2001. Accordingly, the probability of any of the outstanding options ever being exercised is low. Accordingly, there would have been no material effect on the Company's Financial Statements had compensation cost for these plans been determined under FAS 123.

M.   Employee Benefit Plan

     The Company's 401(k) plan, which allowed all eligible employees to defer up to 17% of their pre-tax income through contributions to the plan, was terminated effective December 31, 2000. The plan allowed for a 1% base annual salary Company matching contribution for each eligible employee. The Company's contribution was $17,000 for fiscal year 2000. The Company discontinued the contribution to the 401(k) plan in the fourth quarter of 2000.

N.   Discontinued Operations


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

Sale of Clinical Software to Almedica Advanced Technology LLC

     On October 27, 2000, the Company announced that it will pursue a new business direction as a contract manufacturer to various industries. In March 2001, Base Ten signed an agreement, which is subject to shareholder approval, to sell its clinical software business to Almedica Advanced Technology LLC ("Almedica Advanced Technology"), a wholly-owned subsidiary of Almedica International, Inc. Under the terms of the agreement, Base Ten shall receive $75,000 and a 20% ownership interest in Almedica Advanced Technology if the transaction is approved by the shareholders of Base Ten. The $75,000 payment from Almedica Advanced Technology was held in escrow and recorded as current assets of discontinued operations as of the balance sheet date.

     As a result of the decision to dispose of the software operations, the Company recorded in 2000 a loss on the disposition of discontinued operations of $1,864,000. The following is the Company's results of operations for its discontinued product lines for the year ended December 31, 2001 and 2000:

                                                Year ended      Year ended
                                                December 31,    December 31,
                                                   2001             2000
                                              --------------------------------

 License and related revenue..............        $  --      $    158
 Services and related revenue.............           --         2,174
                                              --------------------------------
                                                     --         2,332
                                              --------------------------------

 Cost of revenues.........................           --           532
 Research and development.................           --         1,617
 Selling and marketing....................           --         3,046
 General and administrative...............           --         1,225
 Other (income) expense...................           --          (121)
                                              --------------------------------
                                                     --         6,299

                                              --------------------------------
 Loss from discontinued operations........        $  --      $ (3,967)
                                              --------------------------------

O.   Comprehensive Income (Loss)

     The accumulated balances for each classification of comprehensive income
(loss) are as follows (dollars in thousands):

----------------------------------------------------------------------------------------------------
                                                                  Unrealized       Accumulated Other
                                         Foreign Currency       Gains (Loss) on      Comprehensive
                                              Items                Securities        Income (Loss)
----------------------------------------------------------------------------------------------------
Balance December 31, 1999                    $ (123)                 $  31               $  (92)
----------------------------------------------------------------------------------------------------
FY 2000 change                                  123                      3                  126
----------------------------------------------------------------------------------------------------
Balance December 31, 2000                    $   --                  $  34               $   34
----------------------------------------------------------------------------------------------------
FY 2001 change                                   --                     22                   22
----------------------------------------------------------------------------------------------------
Balance December 31, 2001                    $   --                  $  56               $   56
----------------------------------------------------------------------------------------------------

P.   Related Party Transactions

     John Rhineberger, a member of the Company's Board of Directors, served as a consultant to Base Ten during the disposition of the Company's software operations. Mr. Rhineberger's consulting contract provided for payments totaling $100,000 over one year ending October 31, 2001, of which $25,000 was paid in 2000 and the balance was paid in 2001.

Q.   Subsequent Events

     Subsequent to December 31, 2001, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") among Base Ten, Newco B10, Inc. ("Newco") and ConvergenceHealth.com ("Convergence"). Newco is a wholly owned subsidiary of Base Ten formed specifically for the transaction with Convergence. Convergence is a development stage company seeking to commercialize its Personal Health Application, a proprietary data base resource for comparing traditional with holistic and other alternative approaches to the treatment of particular medical conditions.

     To provide Convergence with working capital needed prior to the merger, the Company purchased 1,000,000 shares of its preferred stock for $250,000 upon execution of the Merger Agreement. The acquired shares are subject to limited put and call options if the Merger is not completed for specified reasons prior to April 30, 2002. The merger is subject to numerous conditions, including shareholder approval, delivery by Convergence of its Personal Health Application to at least one unaffiliated sponsor at fair value and completion of a 1-for-1,000 reverse split of the Company's common stock and fractional share repurchase (the "Share Combination"). The Share Combination is intended to save administrative costs after the merger by reducing the Company's shareholder base below 300, enabling it to terminate its reporting obligations as a publicly held small business company.

     If the merger is approved by the parties' shareholders and the other closing conditions are satisfied, the Newco will merge into Convergence, which will survive the Merger as a wholly owned subsidiary of the Company. At the time of the Merger, the outstanding capital stock of Convergence will be converted into the right to receive Class A common stock of the Company representing 75% of its common shares to be outstanding after its repurchase of fractional shares in the Share Combination.