Form 10QSB
period 2002-03-31
BASE TEN SYSTEMS INC
filed 2002-05-14
CIK 10242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended March 31, 2002                  Commission File No. 0-7100

                             BASE TEN SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New Jersey                                                 22-1804206
------------------------                                     -------------------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

   535 E. County Line Road, Suite 16
           Lakewood, N.J.                                            08701
----------------------------------------                          ----------
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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



            Title of Class                          Outstanding at May 1, 2002
            --------------                          --------------------------
  Class A Common Stock, $5.00 par value                      5,338,812
  Class B Common Stock, $5.00 par value                         12,667

================================================================================

                             Base Ten Systems, Inc.
                                And Subsidiaries

                                      Index



Part I.       Financial Information                                                                           Page

              Item 1.  Financial Statements

              Consolidated Balance Sheet - March 31, 2002 (unaudited)........................................   1

              Consolidated Statements of Operations - Three months ended March 31, 2002
                and 2001 (unaudited).........................................................................   2

              Consolidated Statement of Common Stock and Other Shareholders' Equity -
                Three months ended March 31, 2002 (unaudited)................................................   3

              Consolidated Statements of Cash Flows - Three months ended March 31, 2002
                and 2001 (unaudited).........................................................................   4

              Notes to Consolidated Financial Statements.....................................................   5

              Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................................   8

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................  10


Part II.      Other Information

              Item 6.  Exhibits and Reports on Form 8-K......................................................  10



                     Base Ten Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                                   (unaudited)

                    (dollars in thousands, except par value)

                                     Assets

                                                                              March 31,
                                                                                 2002
                                                                        -----------------
Current Assets:
   Cash and cash equivalents................................               $        627
   Other current assets.....................................                        162
   Current assets of discontinued operations................                         75
                                                                        -----------------
        Total Current Assets................................                        864

Equipment, net..............................................                          3
Investment in ConvergenceHealth.com.........................                        250
Other assets................................................                         10
                                                                        -----------------
        Total Assets                                                       $      1,127
                                                                        =================


            Liabilities, Common Stock and Other Shareholders' Equity

Current Liabilities:
   Accounts payable.................................................       $        107
   Accrued expenses.................................................                148
                                                                        -----------------
        Total Current Liabilities...................................                255
                                                                        -----------------
Commitments and Contingencies
Redeemable Convertible Preferred Stock:
   Series B Preferred Stock, $1.00 par value, 994,201 shares
      authorized, 0 shares issued and outstanding...................                 --

Common Stock and Other Shareholders' Equity (Deficit):
   Class A Common Stock, $5.00 par value, 27,000,000 shares
      authorized; 5,358,812 shares issued and 5,338,812 outstanding.             26,794

   Class B Common Stock, $5.00 par value, 400,000 shares authorized;
      issued and outstanding 12,667 shares..........................                 63
   Additional paid-in capital.......................................             68,481
   Accumulated deficit..............................................            (94,259)
                                                                        -----------------
                                                                                  1,079

   Accumulated other comprehensive gain.............................                 74
   Treasury Stock, 20,000 Class A Common Shares, at cost............               (281)
                                                                        -----------------
        Total Common Stock and Other Shareholders' Equity...........                872
                                                                        -----------------
        Total Liabilities, Common Stock and Other Shareholders' Equity     $      1,127
                                                                        =================

               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (unaudited)

                  (dollars in thousands, except per share data)

                                                                         Three Months Ended
                                                                 March 31, 2002      March 31, 2001
                                                               ---------------------------------------

 General and administrative expenses..........................     $      (241)         $      (180)
 Other income, net............................................              10                   75

                                                               ---------------------------------------
 Net loss.....................................................            (231)                (105)
                                                               =======================================

 Basic and diluted net loss per share.........................     $     (0.04)         $     (0.02)
                                                               =======================================

 Weighted average common shares outstanding - basic
      and diluted.........................................           5,351,000            5,351,000
                                                               ---------------------------------------


               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

           Consolidated Statement of Common Stock and Other Shareholders' Equity
                                   (unaudited)

                             (dollars in thousands)

                                                                                                                        Total Common
                               Class A             Class B                                Accumulated                    Stock and
                             Common Stock        Common Stock      Additional                 Other     Treasury Stock     Other
                           ----------------    -----------------    Paid-In  Accumulated  Comprehensive -------------- Shareholders'
                           Shares    Amount    Shares     Amount    Capital     Deficit       Loss      Shares    Amount   Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2001       5,358,812   $26,794    12,667     $   63    $68,481    $(94,028)     $  56    (20,000)   $  (281)   $ 1,085
====================================================================================================================================
Comprehensive
 Income (Loss):
   Net loss                    --        --        --         --         --        (231)         --         --        --       (231)
   Unrealized loss on
   securities
   available
   for sale                    --        --        --         --         --          --          18         --        --         18
                        ------------------------------------------------------------------------------------------------------------
Total Comprehensive            --         --       --         --         --        (231)         18         --        --       (213)
Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
March 31, 2002          5,358,812    $26,794   12,667     $   63    $68,481   $ (94,259)      $  74   (20,000)   $  (281)    $  872
====================================================================================================================================


               See Notes to the Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                             (dollars in thousands)


                                                                    Three Months     Three Months
                                                                       Ended             Ended
                                                                   March 31, 2002   March 31, 2001
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
         Net loss.............................................       $       (231)    $       (105)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
         Depreciation and amortization........................                 --                4
         Loss on disposition of assets........................                 --               34
Changes in operating assets and liabilities:
         Other current assets.................................                  9               51
         Accounts payable and accrued expenses................                (74)            (508)
-----------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities.........................               (296)            (524)
=====================================================================================================
Cash Flows from Investing Activities:
         Investment in ConvergenceHealth.com..................               (250)              --
-----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities.........................               (250)              --
=====================================================================================================
Net Decrease In Cash..........................................               (546)            (524)
Cash, beginning of period.....................................              1,173            2,304
-----------------------------------------------------------------------------------------------------
Cash, end of period...........................................       $        627     $      1,780
=====================================================================================================

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for interest.............       $         --     $         --




                 See Notes to Consolidated Financial Statements

                     Base Ten Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2002
                                   (Unaudited)


A.   Basis of Presentation and Liquidity

     The financial statements of Base Ten Systems, Inc. and Subsidiaries (the "Company" or "Base Ten") have been prepared on the basis that its current operations are limited to administrative matters pending implementation of its strategy for redirection of its business. The Company has incurred significant operating losses and negative cash flows in recent years. In October 2000, Base Ten sold part of its software business and announced its decision to dispose of its remaining software operations, with a view to pursuing alternative revenue generating or strategic opportunities. See Note D below. The assets and liabilities associated with the Company's software operations have been adjusted to reflect their net realizable value upon disposition. All discontinued operations have been reflected in the financial statements for the year 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial position and operating results are reflected in the accompanying statements.

B.   Description of Business

     Base Ten was founded in 1966 and became publicly held in 1968. Historically, the Company focused on designing and producing safety critical software products for defense and space programs. In response to declines in defense spending during the early 1990s, Base Ten sought to apply its know how in safety critical technology to develop commercial lines of business. The Company ultimately established separate divisions for its government technology ("GTD") and medical technology ("MTD") operations to address distinct challenges in those sectors. The GTD was sold to Strategic Technology Systems, Inc. in 1997.

     In October 2000, the Company sold its manufacturing execution software business to ABB Automation, Inc. for $2.0 million and announced its intention to dispose of its remaining businesses and pursue revenue generating or strategic opportunities in sectors requiring less capital resources, technological development and time to market uncertainties. In March 2001, the Company entered into an agreement for the sale of the clinical trials management software business ("Clinical Software") to Almedica Advanced Technology LLC ("AAT"), a subsidiary of Almedica International, Inc. ("Almedica"). See Note D below.

     In January 2002, the Company entered into an Agreement and Plan of Merger with ConvergenceHealth.com ("Convergence"). See Note E below.

C.   Summary of Significant Accounting Policies

     Risks and Uncertainties - The Company's planned redirection of its business will be subject to all of the risks inherent in a technology business, including the potential for significant technological changes in the industry or in customer requirements, ability to attract and retain qualified employees, limited senior management resources, protection of intellectual property rights and potentially long sales and implementation cycles.

     Reliance on Estimates - The preparation of financial statements in accordance with generally accepted accounting standards requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the value of its investments in AAT and Convergence, reserves for claims by customers and vendors for contractual or other unfulfilled commitments, deferred tax asset valuation reserves and the value of assets and liabilities to be disposed of, all of which could differ from actual values.

D.   Disposition of Clinical Software Business

     The Company's agreement with Almedica and AAT provides for its contribution of the Clinical Software assets to AAT for $75,000 and a 20% ownership interest in AAT. See Note B above. The Clinical Software assets are reflected in the accompanying financial statements at their estimated net realizable value of $75,000, with no value attributed to the interest in AAT to be received by Base Ten in the transaction. The sale of the Clinical Software assets is subject to approval by the Company's shareholders.

E.   Investment in ConvergenceHealth.com

     The Company is a party to an Agreement and Plan of Merger dated January 18, 2002, as amended (the "Merger Agreement"), with Convergence for the merger of Convergence into a wholly owned subsidiary of Base Ten (the "Merger"). See Note B above. Convergence is a development stage company seeking to commercialize its Personal Health Application, an interactive web-based resource designed to assist people make healthy lifestyle decisions informed by exposure to alternative and preventative as well as traditional healthcare options. To provide Convergence with needed working capital prior to the Merger, the Company purchased 1,000,000 shares of its preferred stock for $250,000.


     Consummation of the Merger is subject to various conditions, including approval by both parties' shareholders, delivery by Convergence of its Personal Health Application to at least one unaffiliated sponsor at fair value and completion of a 1-for-1,000 reverse split of the Company's common stock and a related fractional share repurchase (the "Share Combination"). The Share Combination is intended to save administrative costs after the Merger by reducing the Company's shareholder base below 300, enabling it to terminate its reporting obligations as a publicly held small business company.


     If the Merger is approved by the parties' shareholders and the other closing conditions are satisfied, the Company's subsidiary will merge into Convergence, which will survive the Merger as a wholly owned subsidiary of the Company. At the time of the Merger, the outstanding capital stock of Convergence will be converted into the right to receive Class A common stock of the Company representing 75% of its common shares to be outstanding after its repurchase of fractional shares in the Share Combination.

F.   Net Income (Loss) Per Share

     The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share ("FAS 128"). FAS 128 requires the Company to present Basic Earnings Per Share, which excludes dilution, and Diluted Earnings Per Share, which includes potential dilution. The following table sets forth a reconciliation of the numerators and denominators used to calculate income
     (loss) per share in the Consolidated Statements of Operations.

                  (dollars in thousands, except per share data)

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                 March 31, 2002   March 31, 2001
--------------------------------------------------------------------------------
Loss per common share-basic and diluted:
Net loss from operations (numerator)              $      (231)     $      (105)
--------------------------------------------------------------------------------
Weighted average shares - basic and diluted
(denominator)                                       5,351,000        5,351,000
--------------------------------------------------------------------------------
      Net loss per common share-basic and
        diluted                                   $     (0.04)     $     (0.02)
================================================================================

     Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the quarters ended March 31, 2002 and 2001 and, therefore, were not included in the calculation of diluted earnings per share.

G.   Income Taxes

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $78 million which expire in the years 2005 through 2020. A 100% valuation allowance has been provided against this deferred tax asset. There is no provision for deferred or current income taxes for the three months ended March 31, 2002 and 2001.

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

Contraction of Business

     GTD Sale. In 1997, the Company opted to concentrate on its MTD products both though internal development and acquisitions. As part of that strategy, Base Ten completed the sale of its GTD assets and a related management restructuring at the end of 1997.

     MES Sale. After the sale of the GTD assets, substantial resources were marshaled to refine, expand and deploy the Company's MTD offerings. These efforts were hindered by unanticipated difficulties integrating its MES software with the wide variety of legacy computer systems deployed in pharmaceutical manufacturing facilities. The Company's inability to overcome these obstacles by standardizing its MES products and providing migration paths resulted in project termination by a major customer during the first quarter of 2000. Although Base Ten reallocated resources to other projects requiring less substantial customization, it continued to encounter problems in MES integration with customer legacy systems. As a result, Base Ten sold its MES assets for $2 million in October 2000. As part of the transaction, the purchaser agreed to employ members of the MES staff and assume the Company's unsatisfied commitments under MES related license agreements.

     Pending Clinical Software Sale. Base Ten also encountered various technological and marketing difficulties in the introduction of its Clinical Software offerings, including two software suites acquired from Almedica International, Inc. ("Almedica") in June 1999. Neither the internally developed nor acquired offerings generated adequate sales to cover associated development and marketing expenses, contributing to the Company's operating losses aggregating $48.5 million from 1998 through 2000. The Company determined that the Clinical Software business, if retained, would continue to operate at a loss and ceased efforts to build the Clinical Software business in December 2000. In March 2001, Base Ten entered into an agreement with Almedica and Almedica Advanced Technology, LLC ("Almedica LLC") for the sale and deployment of the Clinical Software business. The agreement provides for the Company's contribution of its Clinical Software assets to Almedica LLC for $75,000 plus a 20% interest in Almedica LLC. The sale of the Clinical Software assets is subject to various conditions, including approval by the Company's shareholders.

Redirection of Business

     Beginning in November 2000, the Company concentrated on identifying revenue generating or strategic opportunities requiring less capital resources, technological development and time to market uncertainties than its MTD business (the "Business Redirection"). We focused these efforts for most of 2001 on exploring a business combination with ConvergenceHealth.com, a privately held Nevada corporation that has developed interactive web-based resources designed to assist people make healthy lifestyle decisions informed by exposure to alternative and preventative as well as traditional healthcare options ("Convergence"). Although Convergence has generated only marginal revenues and has incurred substantial losses to date, its initial offering promises to address major priorities of corporate sponsors by encouraging employees participating in their health plans to adopt wellness lifestyles that can increase productivity and reduce healthcare costs. Based on that prospect, the Company entered into a merger agreement with Convergence in January 2002 and plans to seek shareholder approval for the merger (the "Convergence Merger") and related initiatives after completing regulatory review procedures for clearance of solicitation materials.

     To reduce administrative costs following the Convergence Merger, the agreement covering the transaction provides for Base Ten to terminate its reporting obligations as a publicly held small business company by completing a 1-for-1,000 reverse split of its common stock and repurchasing fractional shares for cash at their market price immediately prior to the Convergence Merger (the "Share Combination"). If the Convergence Merger is approved by the parties' shareholders and other closing conditions are satisfied, a subsidiary of Base Ten will merge into Convergence, which will survive the transaction as a wholly owned subsidiary of the Company. At the time of the Convergence Merger, the outstanding capital stock of Convergence will be converted into the right to receive newly issued shares of the Company's Class A common stock that will represent 75% of the common shares to be outstanding after the repurchase of fractional shares in the Share Combination.


     To provide Convergence with working capital pending completion of the Convergence Merger, Base Ten purchased 1 million shares of its preferred stock for $250,000 during the first quarter of 2002. If the Convergence Merger is completed, the Company's operations will be conducted solely through Convergence. The business plan for Convergence contemplates substantial capital expenditures to fund its ongoing operations without any assurance of deriving revenues from operations. The Company anticipates that the costs for Convergence to refine, market and deploy its services will contribute to recurring losses at the rate of approximately $50,000 per month following the Convergence Merger. Achieving profitable operations could be adversely affected by delays or inefficiencies in the development cycle, inadequate marketing resources, lack of sponsor or consumer acceptance of its products, competition and changing technology.



Results of Continuing Operations


     Three Months Ended March 31, 2002 and 2001. The Company incurred losses from continuing operations aggregating $231,000 in the first quarter of 2002 and $105,000 in the corresponding quarter of 2001. The losses were primarily from general and administrative expenses allocable to continuing operations, which increased to $241,000 in the first quarter of 2002 from $180,000 in the same quarter last year. The increase resulted from $136,000 of additional outside professional services in 2002 compared to the same quarter last year. This was partially offset by a decrease of $34,000 in personnel and related costs from staff reductions and a decrease of $38,000 in depreciation and other charges following a write down of fixed assets in the first quarter of 2001. Results of continuing operations also reflect other income of $10,000 in the first quarter of 2002 versus $75,000 in the prior period primarily from reduced interest income on investments.


Results of Discontinued Operations

     The Company ceased all revenue generating operations at the end of 2000. Accordingly, it recognized no gain or loss from discontinued operations for the three months ended March 31, 2002 and 2001.


Liquidity and Capital Resources

     General. The Company has incurred significant operating losses and negative cash flows in recent years. In view of the Company's determination to dispose of its Clinical Software business and pursue revenue generating or strategic opportunities, its consolidated financial statements included in this Report account for the assets and liabilities associated with its software operations based on their net realizable value upon disposition. The expected value for the Company's Clinical Software business reflects the terms of its agreement with Almedica LLC. There can be no assurance that, in the event of liquidation, the Company would realize the recorded value for all of its assets.

     Liquidity. The Company's working capital decreased from $1,072,000 at December 31, 2001 to $609,000 at March 31, 2002. Cash and cash equivalents decreased from $1,173,000 at December 31, 2001 to $627,000 at March 31, 2002.
The decrease reflects the Company's net loss for the first quarter of 2002 and its investment of $250,000 in Convergence. See "Business Redirection" above.

     Capital Resources. In May 2000, the Nasdaq inquired about the Company's ability to meet the Nasdaq SmallCap Market continuing listing requirements for $2.0 million of net tangible assets, $35.0 million in market capitalization and $0.5 million of net income. To facilitate the Nasdaq's review, Base Ten submitted its plan for achieving and sustaining compliance. Although the Company satisfied the tangible net asset requirement, its Class A common stock was delisted from the Nasdaq SmallCap Market in December 2000 for failure to meet its $1.00 minimum bid requirement. In addition to reduced liquidity in the outstanding common stock and related risks to the Company's shareholders, this has impaired its ability to implement a Business Redirection through equity transactions requiring an established trading market for the shares issuable in the transaction.

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


                           Part II. Other Information


Item 6:  Exhibits and Reports on Form 8-K

          (a) Exhibits:  None

          (b) Reports on Form 8-K:

              1. The Company filed a Current Report on Form 8-K on January 18, 2002, announcing an Agreement and Plan of Merger with ConvergenceHealth.com, NewCo B10 Inc. and Base Ten Systems, Inc.

              2. The Company filed a Current Report on Form 8-K on March 2, 2002, announcing an Amended and Restated Agreement and Plan of Merger with ConvergenceHealth.com, NewCo B10 Inc. and Base Ten Systems, Inc. and Amendment No. 1 thereto.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    May 14, 2002
                                        Base Ten Systems, Inc.




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