Form 10QSB
period 2002-06-30
BASE TEN SYSTEMS INC
filed 2002-08-14
CIK 10242

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended June 30, 2002                   Commission File No. 0-7100

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



              Title of Class                      Outstanding at July 12, 2002

   Class A Common Stock, $5.00 par value                     5,338,812
   Class B Common Stock, $5.00 par value                        12,667





================================================================================

                             BASE TEN SYSTEMS, INC.
                                AND SUBSIDIARIES

                                      Index


Part I.       Financial Information                                                                           Page

              Item 1.  Financial Statements

              Consolidated Balance Sheet - June 30, 2002 (unaudited).........................................   1

              Consolidated Statements of Operations - Three and Six Months ended June 30, 2002
                and 2001 (unaudited).........................................................................   2

              Consolidated Statement of Common Stock and Other Shareholders' Equity -
                Six Months ended June 30, 2002 (unaudited)...................................................   3

              Consolidated Statements of Cash Flows - Six months ended June 30, 2002
                and 2001 (unaudited).........................................................................   4

              Notes to Consolidated Financial Statements.....................................................   5

              Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................................   8

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................  10


Part II.      Other Information

              Item 6.  Exhibits and Reports on Form 8-K......................................................  10

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                   (unaudited)

                       ($ in thousands, except par value)

                                     Assets


                                                                         June 30,
                                                                           2002
                                                                       ------------

Current Assets
   Cash and cash equivalents.......................................    $        418
   Other current assets.............................................            158
   Current assets of discontinued operations........................             75
                                                                       ------------
        Total Current Assets........................................            651

Equipment, net......................................................              3
Investment in ConvergenceHealth.com.................................            290
Other assets........................................................             10
                                                                       ------------
        Total Assets                                                   $        954
                                                                       ============


            Liabilities, Common Stock and Other Shareholders' Equity
Current Liabilities:
   Accounts payable.................................................   $         55
   Accrued expenses.................................................            147
                                                                       ------------
        Total Current Liabilities...................................            202
                                                                       ------------
Commitments and Contingencies

Redeemable Convertible Preferred Stock:

   Series B Preferred Stock, $1.00 par value, 994,201 shares
      authorized, 0 shares issued and outstanding...................             --

Common Stock and Other Shareholders' Equity (Deficit):

   Class A Common Stock, $5.00 par value, 27,000,000 shares
      authorized; 5,358,812 shares issued and 5,338,812 outstanding.         26,794

   Class B Common Stock, $5.00 par value, 400,000 shares authorized;
      issued and outstanding 12,667 shares..........................             63
   Additional paid-in capital.......................................         68,481
   Accumulated deficit..............................................        (94,370)
                                                                       ------------
                                                                                968

   Accumulated other comprehensive gain.............................             65
   Treasury Stock, 20,000 Class A Common Shares, at cost............           (281)
                                                                       ------------
        Total Common Stock and Other Shareholders' Equity...........            752
                                                                       ------------
        Total Liabilities, Common Stock and Other Shareholders' Equity $        954
                                                                       ============




               See Notes to the Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)

                     ($ in thousands, except per share data)



                                                                    Three Months Ended                      Six Months Ended
                                                                    ------------------                      ----------------
                                                             June 30, 2002       June 30, 2001      June 30, 2002      June 30, 2001
                                                          --------------------------------------------------------------------------


 General and administrative expenses.....................    $       (112)       $       (307)      $       (353)      $       (487)
 Other income, net.......................................               1                  14                 11                 89

                                                          --------------------------------------------------------------------------
 Net loss................................................            (111)               (293)              (342)              (398)
                                                          ==========================================================================

 Basic and diluted net loss per share                        $      (0.02)       $      (0.05)      $      (0.06)      $      (0.07)
                                                          ==========================================================================

 Weighted average common shares outstanding - basic
      and diluted....................................           5,351,000           5,351,000          5,351,000          5,351,000
                                                          --------------------------------------------------------------------------


               See Notes to the Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

      Consolidated Statement of Common Stock and Other Shareholders' Equity
                                   (unaudited)

                                ($ in thousands)




                                                                                                                       Total Common
                                                                                          Accumulated                    Stock and
                             Class A               Class B      Additional                   Other                         Other
                           Common Stock         Common Stock      Paid-In   Accumulated  Comprehensive  Treasury Stock Shareholders'
                        Shares     Amount    Shares     Amount    Capital     Deficit        Loss      Shares    Amount    Equity
---------------------- ---------- --------- ---------- --------- ---------- ----------- ------------- -------- --------- ----------
Balance at
December 31, 2001       5,358,812  $ 26,794    12,667   $     63  $ 68,481    $(94,028)   $      56    (20,000)  $  (281) $  1,085
======================  =========  ========  ========   ========  ========    ========    =========   ========   =======  ========
Comprehensive
 Income (Loss):
   Net loss                    --        --        --         --        --        (342)          --         --        --      (342)
   Unrealized loss on
   securities
   available
   for sale                    --        --        --         --        --          --            9         --        --         9
                        ---------  --------  --------   --------  --------    --------    ---------   --------   -------  --------
Total Comprehensive
Income (Loss)                  --        --        --         --        --        (342)           9         --        --      (333)
----------------------  ---------  --------  --------   --------  --------    --------    ---------   --------   -------  --------
Balance at
June 30, 2002           5,358,812  $ 26,794    12,667   $     63  $ 68,481    $(94,370)   $      65    (20,000)  $  (281) $    752
======================  =========  ========  ========   ========  ========    ========    =========   ========   =======  ========




               See Notes to the Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                ($ in thousands)


                                                                     Six Months       Six Months
                                                                       Ended             Ended
                                                                   June 30, 2002     June 30, 2001
=====================================================================================================
Cash Flows from Operating Activities:
         Net loss.............................................       $       (342)    $       (398)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
         Depreciation and amortization........................                 --                6
         Loss on disposition of assets........................                 --               34
Changes in operating assets and liabilities:
         Other current assets.................................                  4              117
         Accounts payable and accrued expenses................               (127)            (487)
-----------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities.........................               (465)            (728)
=====================================================================================================
Cash Flows from Investing Activities:
         Investment in ConvergenceHealth.com..................               (290)              --
-----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities.........................               (290)              --
=====================================================================================================
Net Decrease In Cash..........................................               (755)            (728)
Cash, beginning of period.....................................              1,173            2,304
-----------------------------------------------------------------------------------------------------
Cash, end of period...........................................       $        418     $      1,576
=====================================================================================================

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for interest.............       $         --     $         --




               See Notes to the Consolidated Financial Statements

                     BASE TEN SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                         Six Months Ended June 30, 2002
                                   (Unaudited)


A.   Basis of Presentation and Liquidity

     The financial statements of Base Ten Systems, Inc. and Subsidiaries (the "Company" or "Base Ten") have been prepared on the basis that its current operations are limited to administrative matters pending implementation of a strategy for redirection of its business. The Company has incurred significant operating losses and negative cash flows in recent years. In October 2000, Base Ten sold part of its software business and announced its decision to dispose of its remaining software operations, with a view to pursuing alternative revenue generating or strategic opportunities. See Note D below. The assets and liabilities associated with the Company's software operations have been adjusted to reflect their net realizable value upon disposition. All discontinued operations have been reflected in the financial statements for the year 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial position and operating results are reflected in the accompanying statements.

B.   Description of Business

     Base Ten was founded in 1966 and became publicly held in 1968. Historically, the Company focused on designing and producing safety critical software products for defense and aerospace programs. In response to declines in defense spending during the early 1990s, Base Ten sought to apply its know how in safety critical technology to develop commercial lines of business. The Company ultimately established separate divisions for its government technology ("GTD") and medical technology ("MTD") operations to address distinct challenges in those sectors. The GTD was sold to Strategic Technology Systems, Inc. in 1997.

     In October 2000, the Company sold its manufacturing execution software business to ABB Automation, Inc. for $2.0 million and announced its intention to dispose of its remaining businesses and pursue revenue generating or strategic opportunities in sectors requiring less capital resources, technological development and time to market uncertainties. In March 2001, the Company entered into an agreement for the sale of its clinical trials management software business ("Clinical Software") to Almedica Advanced Technology LLC ("AAT"), a subsidiary of Almedica International, Inc. ("Almedica"). See Note D below.

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

     The Company is involved from time to time in various claims in the normal course of business. During June 2002, a former customer of the Company requested the refund of approximately $87,000 of software license fees and other unspecified costs relating to a 1999 contract. Performance of the contract had been subcontracted to ABB Automation, Inc. in October 2000 in connection with its purchase of the Company's manufacturing execution software. Management believes this claim is without merit and intends to defend the claim vigorously. The Company has elected not to reserve for this claim. In the event the customer pursues this claim through litigation and obtains an adverse judgement against Base Ten, the Company's financial condition could be adversely affected.

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

E.   Investment in ConvergenceHealth.com


     The Company is a party to an Agreement and Plan of Merger dated January 18, 2002, as amended (the "Merger Agreement"), with Convergence for the merger of Convergence into a wholly owned subsidiary of Base Ten (the "Merger"). See Note B above. Convergence is a development stage company seeking to commercialize its Personal Health Application, an interactive web-based resource designed to assist people make healthy lifestyle decisions informed by exposure to alternative and preventative as well as traditional healthcare options. To provide Convergence with needed working capital prior to the Merger, the Company has purchased an aggregate of 1,160,000 shares of Convergence preferred stock for $290,000 since January 2002. Base Ten's investment in Convergence at June 30, 2002 is recorded at its face value of $290,000. In the event the merger with Convergence is not completed or Convergence otherwise fails to execute its business plan, Base Ten could be unable to recoup its investment in Convergence.


     Subsequent to June 30, 2002, the Company and Convergence amended the Merger Agreement to provide for unsecured working capital loans to Convergence pending completion of the merger. The Company made an initial $125,000 loan on August 1, 2002 and agreed to make additional loans of $50,000 each month from October 2002 until the earlier of January 2003 or completion of the merger. The amendment also restricts the rights of Convergence to terminate the Merger Agreement under certain circumstances without first repaying the Company's loans and repurchasing all or part of its preferred stock investment in Convergence.


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

                     ($ in thousands, except per share data)

====================================================================================================================
                                                       Three Months Ended                 Six Months Ended
                                                 June 30, 2002     June 30, 2001    June 30, 2002    June 30, 2001
====================================================================================================================
Loss per common share-basic and diluted:
Net loss from operations (numerator)              $      (111)     $      (293)      $      (342)     $      (398)
--------------------------------------------------------------------------------------------------------------------
Weighted average shares - basic and diluted
(denominator)                                       5,351,000        5,351,000         5,351,000        5,351,000
--------------------------------------------------------------------------------------------------------------------
      Net loss per common share-basic and
        diluted                                   $     (0.02)     $     (0.05)      $     (0.06)     $     (0.07)
====================================================================================================================


     Stock options, warrants and rights would have an anti-dilutive effect on earnings per share for the three and six month periods ended June 30, 2002 and 2001 and, therefore, were not included in the calculation of diluted earnings per share.

G.   Income Taxes

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $78 million, expiring in the years 2005 through 2020. A 100% valuation allowance has been provided against this deferred tax asset. There is no provision for deferred or current income taxes for the six months ended June 30, 2002 and 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Base Ten was engaged for its first quarter century in development and manufacturing of safety critical software components for defense and aerospace markets. In response to declines in defense spending during the early 1990s, the Company sought ways to apply its safety critical know how to commercial applications for healthcare and other regulated industries. The Company ultimately established divisions for its government technology ("GTD") and medical technology ("MTD") operations in response to distinct challenges in those sectors. MTD operations were initially focused on development of pharmaceutical manufacturing execution systems ("MES") designed to address increasing cost containment and compliance pressures in that sector. Base Ten later identified the clinical trials market as an additional opportunity to apply its core technology, ultimately developing clinical trials management software ("Clinical Software") designed to support supplies management and compliance with traceability requirements.

Contraction of Business

         GTD Sale. In 1997, the Company opted to concentrate on its MTD products both though internal development and acquisitions. As part of that strategy, Base Ten completed the sale of its GTD assets and a related management restructuring at the end of 1997.

         MES Sale. After the sale of the GTD assets, substantial resources were marshaled to refine, expand and deploy the Company's MTD offerings. These efforts were hindered by unanticipated difficulties integrating its MES software with the wide variety of legacy computer systems deployed in pharmaceutical manufacturing facilities. The Company's inability to overcome these obstacles by standardizing its MES products and providing migration paths resulted in project termination by a major customer during the first quarter of 2000. Although Base Ten reallocated resources to other projects requiring less substantial customization, it continued to encounter problems in MES integration with customer legacy systems. As a result, Base Ten sold its MES assets for $2 million in October 2000. As part of the transaction, the purchaser agreed to employ members of the MES staff and assume the Company's unsatisfied commitments under MES related license agreements. In June 2002, a former MES customer advised Based Ten of a non-performance claim under its license agreement. Despite its perceived lack of merit, the claim could adversely affect the Company if successfully pursued by the customer.

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

         To provide Convergence with working capital pending completion of the Convergence Merger, Base Ten has purchased a total of 1,160,000 shares of Convergence preferred stock for $290,000 since January 2002. Base Ten's investment in Convergence at June 30, 2002 is recorded at its face value of $290,000. In the event the merger with Convergence is not completed or Convergence otherwise fails to execute its business plan, Base Ten could be unable to recoup its investment in Convergence.Part of the investment is subject to put and call obligations if the Convergence Merger is not completed for specified reasons. Subsequent to June 30, 2002, the Company and Convergence amended the Merger Agreement to provide for unsecured working capital loans to Convergence pending completion of the merger. The Company made an initial $125,000 loan on August 1, 2002 and agreed to make additional loans of $50,000 each month from October 2002 until the earlier of January 2003 or completion of the merger. The amendment also restricts the rights of Convergence to terminate the Merger Agreement under certain circumstances without first repaying the Company's loans and repurchasing all or part of its preferred stock investment in Convergence. If the Convergence Merger is completed, the Company's operations will be conducted solely through Convergence. The business plan for Convergence contemplates substantial capital expenditures to fund its ongoing operations without any assurance of deriving revenues from operations. The Company anticipates that the costs for Convergence to refine, market and deploy its services will contribute to recurring losses at the rate of approximately $50,000 per month following the Convergence Merger. Achieving profitable operations could be adversely affected by delays or inefficiencies in the development cycle, inadequate marketing resources, lack of sponsor or consumer acceptance of its products, competition and changing technology.

Results of Continuing Operations

         Three Months Ended June 30, 2002 and 2001. The Company incurred losses from continuing operations aggregating $111,000 in the second quarter of 2002 and $293,000 in the corresponding quarter of 2001. The losses were primarily from general and administrative expenses allocable to continuing operations, which decreased to $112,000 in the second quarter of 2002 from $307,000 in the same quarter last year. The decrease resulted primarily from a $132,000 decrease in outside professional fees and a reduction of $52,000 in personnel and related costs in the second quarter of 2002 compared to the same quarter last year. The impact of these cost reductions was partially offset by a decline in other income to $1,000 in the second quarter of 2002 from $14,000 in the prior period, primarily from lower interest income on investments.

         Six Months Ended June 30, 2002 and 2001. The Company incurred losses from continuing operations aggregating $342,000 in the first six months of 2002 and $398,000 in the corresponding period in 2001. The losses were primarily from general and administrative expenses allocable to continuing operations, which decreased to $353,000 in the first six months of 2002 from $487,000 in the same period last year. The decrease in overhead resulted primarily from reductions of $67,000 in personnel and related costs, $17,000 in office costs and $14,000 in travel costs for the first six months of 2002 from interim 2001 levels, which included non-recurring charges of $35,000 from a writedown of fixed assets. Results of continuing operations also reflect a decline in other income to $1,000 in the first six months of 2002 from $14,000 in the prior period, primarily from lower interest income on investments.

Results of Discontinued Operations

         The Company ceased all revenue generating operations at the end of 2000. Accordingly, it recognized no gain or loss from discontinued operations for the three and six month periods ended June 30, 2002 and 2001.

Liquidity and Capital Resources

         General. Base Ten has incurred significant operating losses and negative cash flows in recent years. In view of its determination to dispose of the Clinical Software business and pursue revenue generating or strategic opportunities, the Company's consolidated financial statements included in this Report account for the assets and liabilities associated with its software operations based on their net realizable value upon disposition. The expected value for the Company's Clinical Software business reflects the terms of its agreement with Almedica LLC. There can be no assurance that, in the event of liquidation, the Company would realize the recorded value for all of its assets.

         Liquidity. The Company's working capital decreased from $1,072,000 at December 31, 2001 to $449,000 at June 30, 2002. Cash and cash equivalents decreased from $1,173,000 at December 31, 2001 to $418,000 at June 30, 2002. The decrease reflects the Company's net loss for the six months ended June 30, 2002 and its investment of $290,000 in Convergence. See "Business Redirection" above.

         Capital Resources. In May 2000, the Nasdaq inquired about the Company's ability to meet the Nasdaq SmallCap Market continuing listing requirements of $2.0 million in net tangible assets, $35.0 million in market capitalization and $0.5 million of net income. To facilitate the Nasdaq's review, Base Ten submitted its plan for achieving and sustaining compliance. Although the Company satisfied the tangible net asset requirement, its Class A common stock was delisted from the Nasdaq SmallCap Market in December 2000 for failure to meet its $1.00 minimum bid requirement. In addition to reduced liquidity in the outstanding common stock and related risks to the Company's shareholders, this has impaired its ability to implement a Business Redirection through equity transactions requiring an established trading market for the shares issuable in the transaction.

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

                           Part II. Other Information

Item 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

     Exhibit
     Number:      Exhibit
     -------      -------

         10.1 Amendment Number 3 to the Amended and Restated Agreement and Plan of Merger among Base Ten Systems, Inc., Newco B10, Inc. and ConvergenceHealth.com

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K:

          1. The Company filed a Current Report on Form 8-K on June 20, 2002, announcing Amendment No. 2 to the Amended and Restated Agreement and Plan of Merger with ConvergenceHealth.com, NewCo B10 Inc. and Base Ten Systems, Inc.



                                   Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    August 13, 2002
                                       Base Ten Systems, Inc.




                                      By:  Edward J. Klinsport
                                      ------------------------------------------
                                           Edward J. Klinsport
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





                                      By: Kenneth W. Riley
                                      ------------------------------------------
                                          Kenneth W. Riley
                                          Chief Financial Officer
                                          (Principal Financial Officer)