Form 10QSB/A
period 2002-06-30
BASE TEN SYSTEMS INC
filed 2002-09-10
CIK 10242

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                ($ in thousands)




                                                                                                                       Total Common
                                                                                          Accumulated                    Stock and
                             Class A               Class B      Additional                   Other                         Other
                           Common Stock         Common Stock      Paid-In   Accumulated  Comprehensive  Treasury Stock Shareholders'
                        Shares     Amount    Shares     Amount    Capital     Deficit        Gain        Shares  Amount    Equity
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